Form 10-K
period 2023-11-30
LENNAR CORP /NEW/
filed 2024-01-26
CIK 920760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (247,523,484 shares of Class A common stock and 13,731,637 shares of Class B common stock) as of May 31, 2023, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $27,813,041,884.
As of December 31, 2023, the registrant had outstanding 247,163,402 shares of Class A common stock and 33,657,138 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2024.

Item 1.    Business.
Overview of Lennar Corporation
We are one of the largest homebuilders in the United States by deliveries, revenues and net earnings, an originator of residential and commercial mortgage loans, a provider of title insurance and closing services and a developer of multifamily rental properties. In addition, we are a sponsor and manager of funds and joint ventures engaged in development and ownership of multifamily rental properties and a sponsor and manager of a fund engaged in ownership of single-family rental properties. We also have investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry.
Our homebuilding operations are the most substantial part of our business, generating $33 billion in revenues, or approximately 95% of consolidated revenues, in fiscal 2023.
As of November 30, 2023, our reportable Homebuilding segments and all Other Homebuilding operations not required to be reported separately have divisions located in:
East: Alabama, Florida, New Jersey, Pennsylvania and South Carolina
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
Our other reportable segments are Financial Services, Multifamily and Lennar Other. Financial information about our Homebuilding, Financial Services, Multifamily and Lennar Other operations is contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.
About Our Company
Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we expanded our homebuilding operations into Georgia, Oregon, Washington and Tennessee. In 2017, we acquired WCI Communities, Inc., a homebuilder of luxury single-family and multifamily homes, including a small number of luxury high-rise tower units, in Florida. In 2018, we acquired CalAtlantic Group, Inc. ("CalAtlantic"), a major homebuilder which was building homes across the homebuilding spectrum, from entry level to luxury, in 43 metropolitan statistical areas spanning 19 states, and providing mortgage, title and escrow services.
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
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly and through entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 73,087 in fiscal 2023, compared to 66,399 in fiscal 2022 and 59,825 in fiscal 2021. We primarily sell homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2023, the average sales price, excluding deliveries from unconsolidated entities, was $446,000, compared to $480,000 in fiscal 2022 and $424,000 in fiscal 2021.

We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of residential communities. Key elements of our strategy include:
•Strong Operating Margins - Our purchasing leverage combined with our focus on reducing selling, general and administrative costs by using technology and innovative strategies and reducing interest expense through paydowns of debt has enabled us to achieve strong gross profit and operating margins.
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
•Dynamic pricing model - We match up unsold production as homes progress toward completion, with pricing information from our dynamic pricing model on a community-by-community and home-by-home basis.
•Technology Focused - We partner with and/or invest in technology companies that are looking to improve the homebuilding and financial services industries to increase efficiencies, reduce customer acquisition costs and create a better customer experience.
•Land light strategy - We are focused on reducing our years' supply of owned homesites and increasing the percentage of land we control through options or agreements, including agreements with strategic land banks and joint ventures, rather than ownership.
•Even flow production - We are focused on maintaining consistent starts and sales paces in order to generate increased market share in all the markets we build in.
Diversified Program of Property Acquisition
We generally acquire, or obtain options to acquire, land for development and for the construction of homes that we sell to homebuyers. Land purchases are subject to specified underwriting criteria and are made through our diversified program of property acquisition, which may consist of:
•Acquiring land through option contracts, which generally enables us to control portions of properties owned by land banks and other third parties or entities in which we have investments until we have determined whether to exercise the options;
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
For the last several years, we have been reducing our reliance on land we own and increasing our access to land through options and joint ventures, most significantly through our use of land banks which is a critical part of our operating strategy. At November 30, 2023, 76% of our total homesites were controlled through options with land banks, land sellers and joint ventures compared to 69% at November 30, 2022. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Construction and Development
We are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of land development and home construction. At November 30, 2023, we were actively building and marketing homes in 1,260 communities, including five communities being constructed by unconsolidated entities. This was an increase from the 1,208 communities, including eight communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2022. At November 30, 2023 and 2022, we had about 1,200 and 900 completed unsold homes, respectively.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. Although we, like homebuilders throughout the country, encountered shortages of materials and skilled labor during 2022, we believe that because of our size and our builder of choice program, where we work with our trade partners to drive efficiencies for them, we were less affected by these shortages than many of our competitors. Most shortages were eliminated due to the supply chain environment catching up to homebuilder demand as well as Lennar’s continued effort to work with our suppliers and manufacturers on the volume and specific products needed to build homes. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and historically from proceeds of unsecured corporate debt.
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
We sell our homes from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors. We have made it possible for potential homebuyers to take virtual tours of model homes. During fiscal 2023, even with shifts in macroeconomic factors and adjusting to the recent inflationary environment, we were able to develop, enhance, use, and improve the Lennar machine. Our sales, marketing, and dynamic pricing machine is quickly becoming an advanced digital engine that has materially benefited from aggressive, focused use and engagement while the market was most difficult.
Our marketing strategy has increasingly involved advertising through digital channels including real estate listing sites, paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers. However, we also continue to advertise through more traditional media on a limited basis, including newspapers, other local and regional publications, radio and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase. During fiscal 2023, significant increases in interest rates made our homes less affordable to many prospective buyers and led us to reduce prices or increase sales incentives in a number of our communities to maintain sales pace.
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

Local Operating Structure and Centralized Management
We balance a local operating structure with centralized corporate level management. Our local operating structure consists of homebuilding divisions across the country, each of which is usually managed by a division president, a controller and personnel focused on land acquisition, entitlement and development, sales, construction, customer service and purchasing. This local operating structure gives our division presidents and their teams, who generally have significant experience in the homebuilding industry, and in most instances, in their particular markets, the flexibility to make local operating decisions, including land identification, entitlement and development, the management of inventory levels for our current sales volume, community development, home design, construction and marketing of our homes. We centralize at the corporate level decisions related to our overall strategy, acquisitions and disposition of land and businesses, risk management, financing, cash management and information systems.
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 16% in 2023 and 17% in 2022. We do not recognize revenue on homes that are the subject of sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2023 was $6.6 billion, compared to $8.7 billion at November 30, 2022. We expect that a significant portion of all homes currently in backlog will be delivered in fiscal year 2024.
Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions and improving the return on our investments, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of both November 30, 2023 and 2022, we had equity investments in 48 active homebuilding and land unconsolidated entities, in which we were participating, and our maximum recourse debt exposure related to Homebuilding unconsolidated joint ventures was $42.1 million and $9.1 million, respectively. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other home mortgage products primarily to buyers of our homes through our financial services subsidiary, Lennar Mortgage, from locations in most of the states in which we have homebuilding operations. In fiscal year 2023, our financial services subsidiaries provided loans to 81% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy potential purchasers of our homes have access to financing.
During fiscal year 2023, we originated approximately 47,000 residential mortgage loans totaling $17.4 billion, compared to 37,700 residential mortgage loans totaling $14.4 billion during fiscal year 2022. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing-released, non-recourse basis. After the loans are sold, we retain potential liability for claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position. During fiscal year 2023, we also locked interest rates on approximately 46,600 residential mortgage loans totaling $17.2 billion, compared to 41,100 residential mortgage loans totaling $15.7 billion during fiscal year 2022.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or funds from our operating activities. At November 30, 2023, Financial Services had five warehouse residential facilities maturing at various dates through fiscal 2024 with a total maximum borrowing capacity of $2.5 billion including an uncommitted amount of $750 million. We expect the facilities to be renewed or replaced with other facilities when they mature. If they are not renewed or replaced, we would have to find other sources of funding for our mortgage originations, which might include our own funds. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.

We have been using new technology to automate portions of our mortgage loan origination process. This new technology has made the mortgage financing process easier for homebuyers and improved the customer experience. This new technology has also enabled us to increase the number of digital closings, with digital document signing and, where legally permitted, digital notarization.
Title, Insurance and Closing Services
We are licensed to provide title insurance, and closing services for residential and/or commercial transactions in 41 states to our homebuyers and others. During fiscal 2023 and 2022, we provided closing services with regard to approximately 74,900 and 68,800 real estate transactions, respectively, in 25 and 20 states, respectively.
Commercial Mortgage Origination
Our LMF Commercial subsidiary originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. The loans generally are between $5 million and $50 million each. LMF Commercial also originates floating rate loans secured by commercial real estate properties, many of which are in transition, undergoing lease-up, sell-out, renovation or repositioning. In order to finance LMF Commercial lending activities, as of November 30, 2023, LMF Commercial had three warehouse repurchase financing agreements maturing at various dates from December 2023 through fiscal 2024 with commitments totaling $500 million. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Lennar Other
Strategic Technology Investments
We strategically invest in companies involved in technology initiatives that, among other things, help us enhance the homebuying or home ownership experience, reduce our SG&A expenses and help us stay at the forefront of homebuilding innovation. Seven of the companies in which we have strategic investments are publicly traded. They are:
•Blend Labs, Inc. ("Blend"), a digital lending platform developer simplifying and fast tracking the consumer finance process;
•Doma Holdings, Inc. ("Doma"), a company that built a predictive analytics platform for title insurers;
•Hippo Holdings, Inc. ("Hippo"), a company that provides an efficient means of obtaining home insurance;
•Opendoor Technologies, Inc. ("Opendoor"), a company that uses technology to significantly streamline the homebuying and selling process;
•SmartRent, Inc. ("SmartRent"), an enterprise smart home automation company;
•Sonder Holdings, Inc. ("Sonder"), a company that manages short-term rentals, such as rental hotels; and
•Sunnova Energy International, Inc. ("Sunnova"), a leading national residential solar company, to which during 2021, we sold our solar power business in return for equity.
Each of the investments listed above, except Doma, is reflected in our financial statements at market value, with changes to the fair values of those investments generating gains or losses on our quarterly financial statements. Doma is accounted for using the equity method. At November 30, 2023, the book value of our investment in strategic technology investments (including those recorded at fair value) was $424.7 million and is included in our Lennar Other segment.
For additional information about our investments in strategic technology investments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Multifamily Operations
Our Multifamily business has been engaged in the development of multifamily communities since 2011. Initially, the Multifamily business almost exclusively participated in shorter-duration joint ventures that built multifamily communities with the intention of selling them soon after they were built, and in most cases after they were substantially occupied. However, the Multifamily business now manages, and owns interests in, longer-duration funds that build multifamily communities with the intention of retaining them as rental income-generating assets. At November 30, 2023, Multifamily had interests in, and was managing, three funds and 22 joint ventures.
From inception through November 30, 2023, the Multifamily business has capitalized and developed 119 multifamily residential communities with approximately 35,900 rental units across 20 states throughout the United States. The communities developed by the Multifamily business include a diversified mix of conventional garden, mid-rise and high-rise multifamily properties in urban and suburban locations near major employment centers. Most communities offer residents a mix of studio, one, two, and three-bedroom homes.

As of November 30, 2023, funds and ventures managed by Multifamily had a pipeline of 48 potential future developments, which were owned, under contract or subject to letters of intent, totaling approximately $6.2 billion in anticipated development costs across several states.
Multifamily has co-investments in all the funds and ventures it manages, and receives returns on these investments. In addition, it has carried interests in the funds or ventures it manages, and receives distributions with regard to those carried interests.
Single-Family Home Rentals
In December 2020, Lennar formed the Upward America Venture, LLC (“Upward America”), which (a) acquires communities of single-family rental properties (including townhomes, duplexes and condominium buildings developed or acquired for rental purposes), and (b) leases and manages homes in those communities. Lennar subsidiaries are the manager and the general partner of Upward America. As of November 30, 2023, institutional investors and Lennar had committed $1.6 billion to Upward America, part of which was used to reduce an initial commitment Lennar had made from $225 million to $125 million. Proceeds of commitments by other investors may be used to redeem more of Lennar’s ownership, but Lennar has agreed not to reduce its ownership below $50 million.
As owner of the general partner of Upward America, Lennar has the right to receive, in addition to distributions regarding its own commitments, distributions based on the amounts by which returns to limited partners exceed specified amounts (i.e., carried interests). As the manager of Upward America, Lennar receives management and acquisition fees. Lennar subsidiaries may also receive fees for property management, leasing, construction management and other services that they render through subcontractors.
At November 30, 2023, Upward America had purchased 4,697 homes in 103 communities across 19 metropolitan statistical areas for a total purchase price of $1.2 billion (an average price of $258,000 per home), of which 4,420 of the homes owned by Upward America had been leased to occupants. The Limited Partnership Agreement of Upward America gives Upward America the right to purchase from Lennar for their appraised value all homes or communities that are purpose built by Lennar for single-family home rental. Upward America also is free to purchase homes from homebuilders other than Lennar or to purchase previously occupied homes. Initially all the homes purchased by Upward America were purchased from Lennar, but subsequently, Upward America began purchasing homes from multiple homebuilders. At both November 30, 2023 and 2022, approximately 6% of the homes owned by Upward America were built by homebuilders other than Lennar.
Five Point Holdings, LLC
We own an indirect approximately 40% interest in FivePoint, which is a publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and San Francisco Shipyard/Candlestick Point). We sometimes purchase properties from FivePoint for use in our homebuilding operations. We have no active role in the management of FivePoint, except that since August 2021 our Executive Chairman and Co-Chief Executive Officer has been the non-employee Executive Chairman of the Board of Directors (but not the chief executive officer) of FivePoint. As of November 30, 2023, the carrying amount of our investment in FivePoint was $422.2 million.
Rialto Fund Investments
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC ("Rialto"), that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018. However, we retained the right to share in carried interest distributions from some of the funds and other investment vehicles Rialto manages. We also retained limited partner investments in several Rialto funds and investment vehicles that totaled $148.7 million as of November 30, 2023.
Seasonality
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns. In addition, we are working towards moving to a more even flow production where we start, sell and deliver a similar number of homes each quarter.

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
•Size and scale in leading markets;
•Use of digital channels to advertise homes; and
•Strategic investments in technology initiatives through our LENX investments in companies that help us enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
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
In each region where our funds offer single-family homes for rent, there is competition for residents with other owners of residential real estate (whether for-rent or for-sale). In addition, in seeking investors to acquire interests in funds we form, we will be competing with a wide variety of investment opportunities, related both to real estate and to a variety of other investment products. Also, in seeking to acquire single-family homes that our funds can hold as rental properties, our funds will be competing with other persons who plan to hold them as rental properties as well as persons who might want to purchase those homes to live in them.
Regulation
The residential communities and multifamily apartment developments that we build are subject to a large variety of local, state and federal statutes, ordinances, rules and regulations relating to, among other things, zoning, construction permits or entitlements, construction materials, density, building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. For example, the California Energy Commission has adopted a requirement that most newly built homes in California must have rooftop solar panels. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure, and may require them to be in place prior to the commencement of new home construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, many new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some governmental agencies are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.
Residential homebuilding and apartment development are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such subjects as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws may result in delays in developing properties, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.
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
In addition, our home design and engineering work optimizes efficient use of building materials and reduces construction waste.
We also believe in the value of clean energy from solar power, which is why we formed our own captive solar power company in 2013. In 2021, we sold our SunStreet solar operations to Sunnova, a leading national residential solar company, in exchange for stock in the company. We believe Sunnova will be better able than us at maximizing the potential of the SunStreet solar operations. We are also partnering with Sunnova for it to be our exclusive residential home solar and battery storage provider, and we are working with Sunnova on the development of community solar microgrids.

Human Capital Management
Diversity, Equity and Inclusion; Talent and Development
Our associates (i.e., employees) are our most valuable asset, and we are committed to supporting each associate’s unique career journey. We were built on a culture of inclusivity and a conscious focus on the associate experience, bringing together the best talent to drive success as part of our “Lennar family.” We believe having an inclusive work environment, where everyone has a sense of belonging, not only drives engagement but fosters innovation, which is critical to driving growth. Our “Everyone’s Included” mantra relative to inclusion and diversity within our company anchors our unique culture.
Our success starts and ends with having the best talent, and, as a result, we are focused on attracting, developing, engaging and retaining our associates. We understand the importance of balance, and offer associates a competitive and comprehensive benefits package, including paid parental leave and resources for whole-self well-being (physical, social, and financial).
Health and Safety
We are committed to the health and safety of our associates and trade partners. We hired a full-time Chief Medical Officer in early 2020 at the beginning of the COVID-19 pandemic. Our experienced teams adapted quickly to changes in safety protocols to protect our associates, trade partners and homebuyers, and we have continued these protocols even after the COVID-19 pandemic receded. We are also committed to worker safety and regulatory compliance, and among other things, require that office associates with oversight of construction and associates who work in the field take additional safety courses. Our Board of Directors and its Audit Committee regularly review the results of OSHA visits and other safety-related information to ensure that we are successfully managing and improving our safety program.
Employees and Labor Relations
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
At November 30, 2023, we employed 12,284 individuals of whom 9,622 were involved in the Homebuilding operations, 1,792 were involved in the Financial Services operations and 870 were involved in the Multifamily operations, compared to November 30, 2022, when we employed 12,012 individuals of whom 9,357 were involved in the Homebuilding operations, 1,748 were involved in the Financial Services operations and 907 were involved in the Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions. We believe our overall relations with our workforce are healthy.
We have policies that prohibit us from discriminating in employment opportunities on the basis of race or gender, and we take active steps to offer employment opportunities to members of under-represented ethnic groups.
Available Information
This Report on Form 10-K and all other reports and amendments we file with or furnish to the SEC are publicly available free of charge on the investor relations section of the Lennar website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. Our website is www.lennar.com. We caution you that the information on our website is not incorporated herein and is not a part of this or any other report we file with, or furnish to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, where you may obtain a copy of all of the materials we file publicly with the SEC. The SEC website address is www.sec.gov.
Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will”, "may" or other words of similar meaning. Some of them are opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of the Company's investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land lighter strategy and our planned spin-off of certain businesses; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the potential negative impact to our business of public health issues, including the coronavirus (COVID-19) pandemic; possible unfavorable outcomes in legal proceedings; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; becoming unable to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; new laws or regulatory changes that adversely affect the profitability of our businesses (including changes in tax laws or liabilities); our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
Please see Item 1A-Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and results of Operations of this Report for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
Item 1A.    Risk Factors.
The following risks, which should be considered carefully with the information provided elsewhere in this Report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Market and Economic Risks
Demand for homes we build may be adversely affected by a variety of macroeconomic factors beyond our control.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability and cost of financing for homebuyers, availability and prices of new homes compared to those of previously occupied homes, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. Currently, potential purchasers of our homes are being affected by inflation and increased interest rates, both of which increase what homebuyers have to pay for new homes.
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
Our strategies for our core homebuilding and mortgage finance businesses, and any related initiatives or actions, may not be successful. Principal among our current strategies is continuing to reduce the inventory of land we own (i.e., to become a land lighter company), and to control a greater portion of the land we expect to use through options or other contractual arrangements. We cannot provide assurance that this strategy, or other strategies we will follow, will increase our value. It is possible that the land lighter or other strategies will reduce, rather than increase, the value and profitability of our core businesses.
The market for new homes is cyclical, and a continuing downturn in the homebuilding market could adversely affect our operations.
The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, product affordability, availability of financing, inflation, and interest rate levels. As a result, over the years, demand for new homes has been cyclical, with multi-year periods of high demand followed by multi-year periods of low demand. During fiscal 2022 and 2023, the housing market weakened throughout the country in response to the Federal Reserve’s aggressive increase in interest rates in an effort to curtail inflation. A number of our markets experienced significant market softening that required us to make substantial price reductions. It is possible that a continued downturn could result in a further decline in demand for new homes with resulting write downs in the carrying value of our land inventory and write offs of costs of land purchase options we decide not to exercise.
Inflation could adversely affect our profitability.
Weak demand may preclude us from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. In addition, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. During fiscal 2023, we experienced an increase in the inflation rate. Even with shifts in macroeconomic factors in the current fiscal year and adjusting to the recent inflationary environment, as a result of our production volume, an increase in deliveries, and by applying stringent cost controls, we were able to achieve satisfactory margins. However, declining demand for new homes as the year progressed often required us to reduce, rather than increase, prices. On the other hand, it is beginning to relieve supply shortages. We are taking steps that we expect will enable us to maintain acceptable operating margins despite the inability to raise prices. However, it is possible that those steps will not be successful, and that the combination of inflation and reduced demand for new homes will adversely affect our profitability.
Further increase in mortgage interest rates could reduce potential buyers’ ability or desire to obtain financing with which to buy homes.
Housing has been considerably impacted by the more than doubling of mortgage interest rates in 2022, and continued increases in 2023. When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build.
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
Current and threatened conflicts could affect demand for the homes we build.
There currently are ongoing conflicts in Ukraine and Israel. While we do not acquire essential components of the homes we build from either of those countries and while as of November 30, 2023, neither of these conflicts has had a material direct impact on our consolidated financial performance, the conflicts are still ongoing, and there are many risks and uncertainties in relation to those conflicts that are outside of our control. For example, these conflicts have already led and could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. In addition, the closure of or limitation on the use of significant shipping routes as a result of these conflicts may result in interruptions to the supply of certain key raw materials worldwide, thereby, among other things, increasing their cost. If either or both conflicts escalate further or if additional countries join either conflict, that may lead potential homebuyers to decide not to invest in new homes at this time, which could have a material impact on our business operations and financial performance.
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
Multifamily. Our multifamily rental business competes with other developers and operators of multifamily apartment communities at locations across the U.S. where we have investments in multifamily rental properties. We also compete in securing partners, equity capital and debt financing, and we compete for tenants with the large supply of already existing or newly built rental apartments, as well as with sellers and renters of single-family homes. These competitive conditions could negatively impact the ability of the funds and ventures we manage to find renters for the apartments they are building or the prices for which those apartments can be rented.
Single-Family Home Rentals. In each region where our funds offer single-family homes for rent, there will be competition for residents with other owners of residential real estate (whether for-rent or for-sale). In addition, in seeking investors to acquire interests in funds we form, we will be competing with a wide variety of investment opportunities, related both to real estate and to a variety of other investment products. Also, in seeking to acquire single-family homes that our funds can hold as rental properties, our funds will be competing with other persons who plan to hold them as rental properties as well as persons who might want to purchase those homes to live in them.
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
Land development and construction are inherently dangerous. While safety is a priority on our land development and construction sites, we cannot always control the way work is performed by subcontractors, including whether they comply with laws and regulations designed to maximize the safety of construction workers. Failures in health and safety performance on our worksites may result in penalties for non-compliance with relevant regulatory requirements in our subcontractors having difficulty attracting the workers they need and in a negative impact to our reputation.
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
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, and taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur increased pre-construction costs and it may take longer for us to recover those costs.
Increased interest rates could increase our cost of building homes.
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2023, we had a $2.6 billion revolving credit facility with a group of banks (the "Credit Facility"), which had an accordion feature that could increase it to $3 billion. We also had warehouse borrowing facilities totaling $3.7 billion to support our residential and commercial mortgage lending activities. The interest on borrowings under the Credit Facility is at rates based on prevailing short-term rates from time to time. In 2022 and 2023, the Federal Reserve steadily raised benchmark interest rates. At November 30, 2023, we had no borrowings under our Credit Facility. However, if in the future we have a need for significant borrowings under our Credit Facility and interest rates continue be high, that would increase the cost of the homes we build, which either would make those homes more expensive for homebuyers, which is likely to reduce demand, or would lower our operating margins, or both.
Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We usually have received a deposit from our homebuyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the homebuyer’s inability to obtain mortgage financing, the homebuyer's inability to sell their current home or our inability to complete and deliver the home within the specified time. With the increase in interest rates, we have experienced an increase in cancellation rates. If there is a weakening of the housing market, or if mortgage financing becomes less available or more expensive than it currently is, more homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
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
We could be hurt if land banks are not able to raise necessary investor funds or if we are unable to create and maintain relationships with land banks.
As part of our land acquisition strategy, we have refined our relationships with strategic land banks with a view toward using land banks to gain future access to land without having to own it. If we are unable to identify or to develop and maintain the necessary relationships with suitable land banks in the future, we will not be able to fully implement our strategy. Most land banks are funds that use financial investor capital to finance land acquisitions. If returns to investors in land banks are not sufficient to attract investor funds and land banks are not able to identify alternative sources of funding, we would no longer have access to land banks and instead might have to purchase our land directly from landowners. This would significantly impair our ability to carry out our strategy of reducing our inventory of owned land.

We could be hurt by refusals of owners of land to honor options or contracts to sell land to us.
We have made a strategic decision to increase the portion of our potential land inventory that we control through options or contracts and reduce the portion we own. This substantially reduces our investment in land. However, if landowners who are parties to the options or contracts, possibly including land banks, were to refuse to honor them, we could lose access to land at the time we want to use it in our homebuilding activities.
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
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from our Financial Services segment, others obtain mortgage financing from banks and other independent lenders. Disruptions in the mortgage markets or increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, making it difficult for them to purchase our homes. Among other things, changes made by Fannie Mae, Freddie Mac, Ginnie Mae and FHA/VA to sponsored mortgage programs, as well as changes made in recent years by private mortgage insurance companies, have reduced the ability of a number of potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae, Freddie Mac and Ginnie Mae, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae, Freddie Mac and Ginnie Mae were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Changes in tax laws could increase the cost of owning a home.
Currently, there are significant income tax benefits from owning a home, including deductibility of interest on mortgage loans incurred to finance home purchases. If federal or state tax laws are changed to eliminate or reduce any of these income tax benefits or if personal income tax rates were to increase, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, with a resulting adverse effect on our revenues.
Our Financial Services segment can be adversely affected by reduced demand for our homes.
100% of the residential mortgage loans made by our Financial Services segment in 2023 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes or an increase in cash used by homebuyers would adversely affect the revenues of this aspect of our business.
If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in loans we originate.
Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing-released, non-recourse basis. If we became unable to sell residential mortgage loans into the secondary mortgage market or directly to Fannie Mae, Freddie Mac and Ginnie Mae, we would have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long-term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.

We may be liable for certain limited representations and warranties we make in connection with the sale of loans.
While substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market on a servicing-released, non-recourse basis, we remain responsible for certain industry standard limited representations and warranties we make in connection with such sales. Mortgage investors sometimes seek to have us buy back mortgage loans or compensate them for losses incurred on mortgage loans that we have sold based on claims that we breached our limited representations and warranties. In addition, when LMF Commercial sells loans to securitization trusts or other purchasers, it gives limited industry standard representations and warranties about the loans, which, if incorrect, may require it to repurchase the loans, replace them with substitute loans or indemnify persons for losses or expenses incurred as a result of breaches of representations and warranties. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.
Financing Risks
Failure to comply with the covenants and conditions imposed by our borrowing facilities could restrict future borrowing or cause our debt to become immediately due and payable.
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject, in some instances, to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Financial Services residential mortgage companies and our LMF Commercial mortgage lending group have warehouse facilities to finance their mortgage lending. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise, and restrict our ability to obtain financing in the future. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would seriously adversely impact our consolidated financial condition.
We have a substantial level of indebtedness, which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2023, we had outstanding senior notes which we had sold into the capital markets over a number of years totaling $2.5 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. We reduced our outstanding senior notes during fiscal 2023 by $1.1 billion, but we still have a significant amount outstanding. Sales of senior debt into the capital markets has, until recently, been a significant source of funding for our operations and acquisitions. Our use of capital markets debt to help support our operations exposes us to a number of risks, including:
•We may be more vulnerable to general adverse economic and homebuilding industry conditions;
•We may have to pay higher interest rates upon refinancing indebtedness as a result of the increase in market interest rates, thereby reducing our earnings and cash flows;
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
•We may have a competitive disadvantage relative to other companies in our industry, if any, that are less leveraged; and
•We may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet debt payment obligations.
Our access to capital and our ability to obtain additional financing could be affected if there was a downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. For a number of years, a substantial portion of our access to capital has been through the issuance of senior notes, of which we have approximately $2.5 billion outstanding, net of debt issuance costs, as of November 30, 2023. Among other things, we have often relied on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
During 2024, we will have to replace or renew a total of $3.7 billion of warehouse lines used by Financial Services, including LMF Commercial, as they mature. We expect these facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment, which would have an impact on our financial results.
An inability to obtain performance bonds or post letters of credit could adversely affect our operations.
We often are required to provide surety bonds to secure our performance of obligations under construction contracts, development agreements and other arrangements. At November 30, 2023, we had outstanding surety bonds of $4.5 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities to which they relate are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we were unable to obtain surety bonds when required, our operations could be adversely affected.
We conduct some of our operations through joint ventures with independent third parties and we can be adversely impacted by our joint venture partners' failures to fulfill their obligations or decisions to act contrary to our wishes.
In our Homebuilding and Multifamily segments, we participate in joint ventures in order to help us acquire attractive land positions, to manage our risk profile and to leverage our capital base. In certain circumstances, joint venture participants, including us, are required to provide guarantees of obligations relating to the joint ventures, such as completion and environmental guarantees. If a joint venture partner does not perform its obligations, we may be required to bear more than our proportional share of the cost of fulfilling the joint venture’s obligations. For example, in connection with our Multifamily business, and its joint ventures, we and the other venture participants have guaranteed obligations to complete construction of multifamily residential buildings at agreed-upon costs, which could make us and the other venture participants responsible for cost over-runs. Although all the participants in a venture are normally responsible for sharing the costs of fulfilling obligations of that type, if some of the venture participants are unable or unwilling to meet their share of the obligations, we may be held responsible for some or all of the defaulted payments. In addition, because we do not have a controlling interest in most of the joint ventures in which we participate, we may not be able to cause joint ventures to sell assets, return invested capital or take other actions when such actions might be in our best interest.
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
Although we expect all of our associates, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations or governmental guidelines. When we learn of practices that do not comply with applicable laws or regulations, including practices relating to homes, buildings or multifamily rental properties we build or finance, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to associates of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws or regulations, we can in certain cases be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.
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
Risk Related to Planned Spin-Off
Our previously announced spin-off of some of our businesses may not occur within any particular time period or at all.
We previously announced that we planned to transfer some of our non-homebuilding businesses to a subsidiary, Quarterra Group, Inc. (“Quarterra”), which had been formed for that purpose, and, subject to market conditions, to distribute the stock of Quarterra to our stockholders. However, the timing of this spin-off is currently uncertain and will depend upon general economic and market conditions over which we have no control. As a result, we may not be able to consummate this transaction within any particular time period or at all.
Risks Related to Ownership of our Stock
We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.
Stuart Miller, our Executive Chairman and Co-Chief Executive Officer, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 36% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller may be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.
Our Class B common stock is less liquid than and has traded at a price substantially lower than that of our Class A common stock.
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
We could be subject to unexpected tax liabilities.
We have provisions and reserves for taxes that we believe are sufficient to reflect our future tax obligations. However, it is possible that a taxing authority will successfully assert that we owe taxes that we do not believe that we owe and for which we do not have a provision or reserves. If the additional taxes are material, they could adversely affect our income tax provision in the period in which such determination is made and, consequently, our operating results and financial condition.
Information technology failures and data security breaches could harm our business.
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subject to the possibility of computer viruses or other malicious codes, and to cyber or phishing-attacks. We have installed and continually upgrade an array of protections against cyber-intrusions. The risk of cyber-intrusion is one of the areas of risk as to which there are regular periodic presentations to our Board. However, cyber intrusion efforts are becoming increasingly sophisticated, and it is possible that the controls we have installed could at some time be breached in a material respect. While, to date, we have not had a cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber-intrusion, that could result in remediation or service restoration costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value.
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we collect and retain personally identifiable information (e.g., information regarding our customers, suppliers and employees), and our customers, suppliers and employees have an expectation that we will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of the personally identifiable information we maintain, or of our data, by cyber-criminals or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.
International activities subject us to risks inherent in international operations.
We historically have sold significant numbers of homes in communities in the United States to people who are not residents of the United States, and some large investors in our multifamily development and single-family rental funds and ventures are located outside the United States. Dealings with people or institutions located outside the United States create risks related to currencies and to political affairs in various countries. In some instances, the government may review the possible effects of investments by non-U.S. entities on U.S. national security. We must also be careful to comply with U.S. anti-corruption laws. Also, we have to be aware of tax issues involved in doing business outside the United States or with people who are not residents of the United States, both under U.S. tax laws and under the tax laws of the countries in which we do business or in which the non-residents reside.
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
We have made investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry. Our investments in Blend, Hippo, Opendoor, SmartRent, Sonder, and Sunnova, all of which have publicly traded shares of common stock are carried on our books at their fair values, which will change depending on the value of the Company’s shareholdings on the last day of each quarter. As a result, the Company’s net earnings could be significantly affected by mark-to-market gains or losses on the Company’s investments.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Information about our Executive Officers
The following individuals are our executive officers as of January 26, 2024:

Name	Position	Age
Stuart Miller	Executive Chairman and Co-Chief Executive Officer	66
Jonathan M. Jaffe	Co-Chief Executive Officer and President	64
Diane J. Bessette	Vice President, Chief Financial Officer and Treasurer	63
Mark Sustana	Vice President, General Counsel and Secretary	62
David M. Collins	Vice President and Controller	54
Jeff J. McCall	Executive Vice President	52
Mr. Miller has served as our Executive Chairman since April 2018 and as our Executive Chairman and Co-Chief Executive Officer since September 2023. Mr. Miller served as our Chief Executive Officer from 1997 to April 2018 and as our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves as non-employee Executive Chairman of the Board of Directors of Five Point Holdings, LLC and a member of the Board of Directors of Doma Holdings, Inc.
Mr. Jaffe is one of our Directors and has served as our Co-Chief Executive Officer and President since September 2023. Prior to that, Mr. Jaffe served as our Co-Chief Executive Officer and Co-President from November 2020 to September 2023. Mr. Jaffe previously served as our President from April 2018 to November 2020 and as our Chief Operating Officer from December 2004 to January 2019. Mr. Jaffe served as a Vice President from 1994 to April 2018 and prior to that, served as a Regional President in our Homebuilding operations.
Ms. Bessette has served as our Chief Financial Officer since April 2018, our Treasurer since February 2008, and as a Vice President since 2000. Ms. Bessette initially joined us in 1995 and served as our Controller from 1997 to 2008. Ms. Bessette is a member of the Board of the Miami Branch of the Federal Reserve Bank of Atlanta.
Mr. Sustana has served as Vice President since April 2018, and as our Secretary and General Counsel since 2005.
Mr. Collins joined us in 1998 and has served as a Vice President since January 2021, and as our Controller since February 2008.
Mr. McCall has served as our Executive Vice President since January 2020. Prior to that, Mr. McCall served as our Senior Vice President from February 2018 to January 2020. From June 2011 to February 2018, Mr. McCall served as Executive Vice President and Chief Financial Officer of CalAtlantic Group, Inc., which we acquired in 2018, or a predecessor.
Item 1C.    Cybersecurity.
Not applicable.
Item 2.    Properties.
We maintain our corporate headquarters in an office building in Miami, Florida. In December 2023, we purchased this office building, in which we had previously leased office space for our corporate headquarters. This building contains approximately 213,200 square feet of office space, of which we lease approximately 53,000 square feet of unused office space to other tenants. Our homebuilding, financial services and multifamily offices are located in the markets where we conduct business, primarily in leased spaces. We believe that our existing facilities are adequate for our current and planned levels of operation.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2023, the last reported sale price of our Class A and Class B common stock on the NYSE was $149.04 and $134.05, respectively. As of December 31, 2023, there were approximately 1,518 and 803 holders of record of our Class A and Class B common stock, respectively.
On January 9, 2024, our Board of Directors increased our annual dividend to $2.00 per share from $1.50 per share, resulting in a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock. The dividend is payable on February 7, 2024 to holders of record at the close of business on January 24, 2024.
The following table provides information about our repurchases of common stock during the three months ended November 30, 2023:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
September 1 to September 30, 2023	1,020,797	$112.26	1,020,000	17,584,347
October 1 to October 31, 2023	980,000	$108.38	980,000	16,604,347
November 1 to November 30, 2023	1,000,468	$116.76	1,000,000	15,604,347
(1)Includes shares of Class A and Class B common stock withheld by us to cover withholding taxes due with market value approximating the amount of withholding taxes due.
(2)In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2.0 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our October 2021 stock repurchase program. Subsequent to November 30, 2023, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.

The information required by Item 201(d) of Regulation S-K relating to equity compensation plans is provided in Item 12 of this Report.
Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2018 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2018=$100)
$400
$300
$200
$100
$0
2018
2019
2020
2021
2022
2023
Lennar Corporation
Dow Jones U.S. Home Construction Index
Dow Jones U.S. Total Market Index

	2018	2019	2020	2021	2022	2023
Lennar Corporation	$100	140	179	251	213	314
Dow Jones U.S. Home Construction Index	$100	146	178	250	203	315
Dow Jones U.S. Total Market Index	$100	102	120	153	135	153
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

Outlook
We effectively executed our operating plan in fiscal 2023 and as a result we have never been better positioned, both by our balance sheet and with our operating strategy, to address market conditions in 2024. Higher interest rates during 2023 constrained homebuilding consumers’ ability to purchase new homes, but consumers were employed and buyers that could purchase homes did so. There has been a very short supply of affordable homes and very strong demand for those affordable homes. That is partly because the market for existing homes has been quiet, as current homeowners are reluctant to lose the benefit of their low interest rate mortgages.
Throughout 2023, our consistent operating strategy was
•reduce our land assets while growing our business,
•drive strong and consistent earnings while concurrently generating net cash flow,
•reduce the time it takes us to build a home while increasing the rate at which we absorb inventory, and
•enhance our return on equity and our return on inventory by focusing on allocation of cash and other liquid assets.
As other homebuilders pulled back, we grew the pace at which we produced and sold homes, using pricing and incentives to keep our homes affordable, with reduced margins absorbing the cost of doing this. The strategic benefits of driving volume resulted in advantages that both were immediately valuable and will have durable benefits.
•By driving volume, particularly in a difficult interest rate environment, we:
◦Increased our market position in many core markets as we moved forward when some others pulled back.
◦Refined relationships with strategic land banks. The ability to use land banks to gain future access to land without having to own it is an invaluable tool in our current approach to land acquisition.
◦Improved our sales, marketing and dynamic pricing machine into what has become an advanced digital engine that is helping us price offerings in various markets and generate sales at the rate necessary to match our sales pace to the pace at which we are producing homes.
•We enhanced our position as builder of choice for existing and new trade partners, as our strategy of maintaining volume made us a dependable and consistent source of work. Our relationships with trade partners in local markets improved the efficiency of our operations, reduced the time it takes us to build homes and helped our inventory absorption.
•We positioned ourselves with land and new communities for strong volume in all of our operating markets. As we drove volume and delivered homes, we optioned new land and started additional communities for next year’s deliveries. We continued to option land to replace communities, especially when others walked away. Owners and developers of critical land assets saw us as a consistent market participant, even when market conditions became more tenuous. Our variable land pricing tool enables home site values to move up or down as a percentage of the sale price of a home as markets move up and down.
While market conditions have been challenging, we have consistently found ways to address market needs. Demand is strong and there is a chronic housing supply shortage that needs to be filled. We will continue to drive production to meet that housing shortage. And, if interest rates subside, we will be well prepared to meet the resulting release of pent up demand.
We have continued our land light strategy of seeking land purchase options and purchasing primarily finished homesites on which we are ready to start, or have already started, building homes. At the end of 2023, 76% of our homesites were controlled through options or other contracts, rather than owned. The years supply of homesites we owned improved during 2023 to end the year with a 1.4 years owned supply, compared with a 1.9 years owned supply in the prior year.
We delivered over 73,000 homes in 2023, which represents a 10% increase over 2022. Our net earnings and diluted earnings per share were $3.9 billion, and $13.73 per share, respectively. We also delivered substantially increased homebuilding cash flow. We are well-positioned with land and community count to expect to deliver 80,000 homes in 2024, which would be a 10% increase over 2023.
We expect to begin fiscal 2024 with strong starts, sales and closings. We are expecting to deliver between 16,500 and 17,000 homes in the first quarter of 2024, with a margin of 21.00% to 21.25% as lower margin sales from the fourth quarter of 2023 when interest rates spiked get delivered. Margins should increase as the year progresses. At the end of our 2023 year, we had 1,260 active communities. We expect our community count to increase during 2024 by mid-to-high single digits.
Our balance sheet has never been stronger. We ended 2023 with $6.3 billion of homebuilding cash and no outstanding borrowings under our $2.6 billion revolving credit facility. We did this while spending $1.1 billion to redeem/repurchase homebuilding senior notes and an additional $1.1 billion to repurchase 10 million shares of our stock. At the end of 2023, our cash substantially exceeded our total homebuilding debt by $3.5 billion.
Based on the strength of our balance sheet and our ability to thrive even under adverse market conditions, we are confident that in 2024, Lennar will continue to grow and will achieve new levels of performance.

Results of Operations
Overview
Our net earnings attributable to Lennar were $3.9 billion, or $13.73 per diluted and basic share in 2023 and $4.6 billion, or $15.72 per diluted share ($15.74 per basic share) in 2022.
Financial information relating to our operations was as follows:

	Year ended November 30, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$32,459,129	—	—	—	—	32,459,129
Sales of land	109,963	—	—	—	—	109,963
Other revenues	91,895	976,859	573,485	22,035	—	1,664,274
Total revenues	32,660,987	976,859	573,485	22,035	—	34,233,366
Costs and expenses:
Costs of homes sold	24,900,470	—	—	—	—	24,900,470
Costs of land sold	92,142	—	—	—	—	92,142
Selling, general and administrative	2,231,033	—	—	—	—	2,231,033
Other costs and expenses	—	467,398	573,658	27,681	—	1,068,737
Total costs and expenses	27,223,645	467,398	573,658	27,681	—	28,292,382
Equity in losses from unconsolidated entities	(3,886)	—	(52,073)	(88,651)	—	(144,610)
Other income (expense), net and other gains (losses)	94,251	—	1,595	(65,329)	—	30,517
Lennar Other unrealized losses from technology investments	—	—	—	(50,162)	—	(50,162)
Operating earnings (loss)	5,527,707	509,461	(50,651)	(209,788)	—	5,776,729
Corporate general and administrative expenses	—	—	—	—	501,338	501,338
Charitable foundation contribution	—	—	—	—	73,087	73,087
Earnings (loss) before income taxes	$5,527,707	509,461	(50,651)	(209,788)	(574,425)	5,202,304

	Year ended November 30, 2022
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$31,778,885	—	—	—	—	31,778,885
Sales of land	143,041	—	—	—	—	143,041
Other revenues (1)	29,409	809,680	865,603	44,392	—	1,749,084
Total revenues	31,951,335	809,680	865,603	44,392	—	33,671,010
Costs and expenses:
Costs of homes sold	23,025,467	—	—	—	—	23,025,467
Costs of land sold	171,589	—	—	—	—	171,589
Selling, general and administrative	1,964,243	—	—	—	—	1,964,243
Other costs and expenses	—	426,378	848,931	32,258	—	1,307,567
Total costs and expenses	25,161,299	426,378	848,931	32,258	—	26,468,866
Equity in earnings (loss) from unconsolidated entities	(17,235)	—	52,603	(71,669)	—	(36,301)
Other income (expense), net and other gains (losses)	4,516	—	218	(20,020)	—	(15,286)
Lennar Other unrealized losses from technology investments	—	—	—	(655,094)	—	(655,094)
Operating earnings (loss)	6,777,317	383,302	69,493	(734,649)	—	6,495,463
Corporate general and administrative expenses	—	—	—	—	414,498	414,498
Charitable foundation contribution	—	—	—	—	66,399	66,399
Earnings (loss) before income taxes	$6,777,317	383,302	69,493	(734,649)	(480,897)	6,014,566
(1)During the year ended November 30, 2022, other revenues in our Multifamily segment included land sales to unconsolidated entities of $237.5 million.
2023 versus 2022
Revenues from home sales increased 2% in the year ended November 30, 2023 to $32.5 billion from $31.8 billion in the year ended November 30, 2022. Revenues were higher primarily due to a 10% increase in the number of home deliveries, partially offset by a 7% decrease in the average sales price of homes delivered. New home deliveries increased to 73,087 homes in the year ended November 30, 2023 from 66,399 homes in the year ended November 30, 2022. The average sales price of homes delivered was $446,000 in the year ended November 30, 2023, compared to $480,000 in the year ended November 30, 2022. The decrease in average sales price of homes delivered in the year ended November 30, 2023 compared to the same period last year was primarily due to pricing to market through an increased use of incentives and product mix.
Gross margins on home sales were $7.6 billion, or 23.3%, in the year ended November 30, 2023, compared to $8.8 billion, or 27.5%, in the year ended November 30, 2022. Gross margins in the year ended November 30, 2023 decreased because of a decrease in average sales price, which was partially offset by a decrease in costs per square foot as we continued to focus on construction cost savings.
Selling, general and administrative expenses were $2.2 billion in the year ended November 30, 2023, compared to $2.0 billion in the year ended November 30, 2022. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 6.9% in the year ended November 30, 2023, from 6.2% in the year ended November 30, 2022, primarily due to an increase in the use of brokers due to current market conditions.
During the year ended November 30, 2023, our homebuilding operating earnings included $141.2 million of interest income due to an increase in cash balances and higher interest rates, which was partially offset by an impairment of $36.8 million of an investment in a joint venture.
Operating earnings for our Financial Services segment were $507.1 million in the year ended November 30, 2023, compared to operating earnings of $381.9 million in the year ended November 30, 2022.The increase in operating earnings was primarily due to a higher profit per locked loan in our mortgage business as a result of higher margins, and higher lock volume because of an increase in capture rate and deliveries. There was also an increase in profitability from our title business due to higher volume and productivity as a result of continued implementation of technology initiatives. The operating earnings in the year ended November 30, 2022 included a $35.5 million one-time charge due to an increase in a litigation accrual in the third quarter of fiscal 2022 related to a court judgment. We have appealed this judgment since we believe there were clear errors of law made by the trial court. Excluding this one-time charge, operating earnings in the year ended November 30, 2022 were $417.4 million.
Operating loss for the Multifamily segment was $50.6 million in the year ended November 30, 2023, compared to operating earnings of $69.5 million in the year ended November 30, 2022. Operating loss for the Lennar Other segment was $211.2 million in the year ended November 30, 2023, compared to an operating loss of $735.6 million in the year ended November 30, 2022. Lennar Other operating loss for the year ended November 30, 2023 was primarily due to negative mark-to-market adjustments of $50.2 million on our publicly traded technology investments and a $65.0 million write-off of one of our non-public technology investments. The operating loss for the year ended November 30, 2022 was primarily due to negative mark-to-market adjustments of $655.1 million on our publicly traded technology investments.
For the years ended November 30, 2023 and 2022, we had a tax provision of $1.2 billion and $1.4 billion, which resulted in an overall effective income tax rate of 24.0% and 22.8%, respectively. Our overall effective income tax rate was higher than last year, primarily due to the resolution of an uncertain state tax position and the retroactive reinstatement of the new energy efficient home credit, both during 2022.
Homebuilding Segments
At November 30, 2023, our Homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
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
Selected Financial and Operational Data

	Year Ended November 30, 2023
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land (2)	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$9,563,108	6,776,991	29.1%	$2,030,953	17,266	30,702	20,165	48,244	2,147,330
Central	6,127,748	4,770,383	22.2%	889,479	10,369	24,187	807	24,700	949,542
Texas	4,692,906	3,593,759	23.4%	770,817	474	6,739	—	10,518	788,548
West	12,052,131	9,722,912	19.3%	1,670,953	(10,288)	14,688	1,453	36,160	1,712,966
Other (3)	23,236	36,425	(56.8)%	(34,576)	—	15,579	(26,311)	(25,371)	(70,679)
Totals	$32,459,129	24,900,470	23.3%	$5,327,626	17,821	91,895	(3,886)	94,251	5,527,707

	Year Ended November 30, 2022
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Loss on Sales of Land (2)	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$9,201,412	6,341,272	31.1%	$2,222,835	(10,701)	3,991	1,300	22,831	2,240,256
Central	5,830,587	4,532,474	22.3%	889,359	(171)	1,496	691	(2,144)	889,231
Texas	4,212,223	2,992,532	29.0%	941,899	(9,387)	1,250	—	(4,525)	929,237
West	12,513,277	9,114,818	27.2%	2,775,430	(4,398)	3,916	4,412	(5,763)	2,773,597
Other (3)	21,386	44,371	(107.5)%	(40,348)	(3,891)	18,756	(23,638)	(5,883)	(55,004)
	$31,778,885	23,025,467	27.5%	$6,789,175	(28,548)	29,409	(17,235)	4,516	6,777,317
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)For the years ended November 30, 2023 and 2022, gross margins (loss) on sales of land included $19.9 million and $47.9 million of deposit write-offs as we walked away from 10,600 and 42,000 controlled homesites, respectively.

(3)Negative gross and net margins were due to period costs and/or impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.
Summary of Homebuilding Data
Deliveries:

	For the Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2023	2022	2023	2022	2023	2022
East	22,614	21,214	$9,719,265	9,268,940	$430,000	437,000
Central	14,461	13,152	6,127,748	5,830,587	424,000	443,000
Texas	16,591	12,993	4,692,906	4,212,223	283,000	324,000
West	19,388	19,015	12,052,131	12,513,277	622,000	658,000
Other	33	25	23,236	21,386	704,000	855,000
Total	73,087	66,399	$32,615,286	31,846,413	$446,000	480,000
Of the total homes delivered listed above, 340 homes with a dollar value of $156.2 million and an average sales price of $459,000 represent home deliveries from unconsolidated entities for the year ended November 30, 2023, compared to 174 home deliveries with a dollar value of $67.5 million and an average sales price of $388,000 for the year ended November 30, 2022.
Sales Incentives (1):

	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenues
	Years Ended November 30,
	2023	2022	2023	2022
East	$34,500	12,600	7.4%	2.8%
Central	33,700	11,900	7.4%	2.6%
Texas	56,000	23,000	16.5%	6.6%
West	47,900	22,200	7.2%	3.3%
Other	91,500	90,000	11.5%	9.5%
Total	$42,900	17,300	8.8%	3.5%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	At November 30,		For the Years Ended November 30,
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	2023	2022	2023	2022	2023	2022	2023	2022
East	337	316	20,884	21,649	$8,760,877	9,516,178	$420,000	440,000
Central	291	313	13,204	12,020	5,494,319	5,351,534	416,000	445,000
Texas	246	235	15,789	11,424	4,331,763	3,596,037	274,000	315,000
West	384	341	19,199	15,990	11,897,996	10,604,593	620,000	663,000
Other	2	3	35	22	23,600	18,608	674,000	846,000
Total	1,260	1,208	69,111	61,105	$30,508,555	29,086,950	$441,000	476,000
Of the total new orders listed above, 321 homes with a dollar value of $152.9 million and an average sales price of $476,000 represent new orders from unconsolidated entities for the year ended November 30, 2023, compared to 261 new orders with a dollar value of $116.7 million and an average sales price of $447,000 for the year ended November 30, 2022.
(2)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2023 and 2022.

We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Years Ended November 30,
	2023	2022
East	17%	11%
Central	15%	12%
Texas	20%	27%
West	13%	21%
Other	8%	49%
Total	16%	17%
Backlog:

	At November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2023	2022	2023	2022	2023	2022
East	6,975	8,706	$2,861,937	3,820,714	$410,000	439,000
Central	2,768	4,025	1,222,002	1,855,430	441,000	461,000
Texas	1,895	2,697	475,941	837,083	251,000	310,000
West	3,251	3,440	2,072,342	2,226,477	637,000	647,000
Other	3	1	1,528	1,164	509,000	1,164,000
Total	14,892	18,869	$6,633,750	8,740,868	$445,000	463,000
Of the total homes in backlog listed above, 147 homes with a backlog dollar value of $74.5 million and an average sales price of $507,000 represent the backlog from unconsolidated entities at November 30, 2023, compared to 166 homes with a backlog dollar value of $77.8 million and an average sales price of $469,000 at November 30, 2022.
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
Homebuilding East: Revenues from home sales increased in 2023 compared to 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in New Jersey. This was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in New Jersey and Pennsylvania. The increase in the number of home deliveries in Alabama, Florida, Pennsylvania and South Carolina was primarily due to an increase in the number of active communities. The decrease in the number of home deliveries in New Jersey was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the average sales price of homes delivered in New Jersey and Pennsylvania was primarily due to product mix. The decrease in the average sales price of homes delivered in Alabama, Florida and South Carolina was primarily due to pricing to market and product mix. For the year ended November 30, 2023, an increase in revenues per square foot was partially offset by an increase in costs per square foot primarily due to higher material and labor costs. In addition, land costs increased year over year. Thus gross margin percentage of home deliveries decreased year over year.
Homebuilding Central: Revenues from home sales increased in 2023 compared to 2022, primarily due to an increase in the number of home deliveries in all the states in the segment except in Georgia and Virginia. This was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois, Maryland and Tennessee. The increase in the number of home deliveries in Illinois, Indiana, Maryland, Minnesota, Tennessee and North Carolina was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in other states in the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Georgia, Indiana, Minnesota, North Carolina and Virginia was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in Illinois, Maryland and Tennessee was primarily due to product mix. For the year ended November 30, 2023, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. Overall, gross margins remained flat year over year as land costs remained flat while interest expense decreased as a result of our focus on reducing debt.
Homebuilding Texas: Revenues from home sales increased in 2023 compared to 2022, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities. The decrease in the average sales price of homes delivered was primarily due to pricing to market. For the year ended November 30, 2023, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot, which resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
Homebuilding West: Revenues from home sales decreased in 2023 compared to 2022, primarily due to a decrease in the average sales price of homes delivered in all the states in the segment which was partially offset by an increase in the number of home deliveries in all the states in the segment except in Colorado, Nevada, Utah and Washington. The decrease in the average sales price of homes delivered in all the states in the segment was primarily due to pricing to market and product mix. The increase in the number of home deliveries in Arizona, California, Idaho and Oregon was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the number of home deliveries in other states in the segment was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. For the year ended November 30, 2023, a decrease in revenues per square foot and an increase in costs per square foot primarily due to higher materials and labor costs, resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
Financial Services Segment
Our Financial Services reportable segment primarily provides mortgage financing, title and closing services primarily for buyers of our homes, as well as property and casualty insurance. The segment also originates and sells into securitizations commercial mortgage loans through its LMF Commercial business. Our Financial Services segment sells substantially all of the residential loans it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing-released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements.
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services:

	Years Ended November 30,
(Dollars in thousands)	2023	2022
Dollar value of mortgages originated	$17,395,000	14,432,200
Number of mortgages originated	47,000	37,700
Mortgage capture rate of Lennar homebuyers	81%	72%
Number of title and closing service transactions	74,900	68,800
At November 30, 2023 and 2022, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $140.7 million and $143.3 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Consolidated Financial Statements.
LMF Commercial
LMF Commercial originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. LMF Commercial originated commercial loans as follows:

	Years Ended November 30,
(Dollars in thousands)	2023	2022
Originations	$466,043	740,345
Sold	$430,707	715,933
Securitizations	10	6
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

The following table provides information related to our investment in the Multifamily segment:

	At November 30,
(Dollars in thousands)	2023	2022
Multifamily investments in unconsolidated entities	$599,852	648,126
Lennar's net investment in Multifamily	1,095,218	935,961
Number of operating properties/investments sold through joint ventures	—	2
Lennar's share of gains on the sale of operating properties/investments	—	43,308
The Multifamily segment manages and has investments in Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2023 are included below:

	November 30, 2023
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$193,829	267,874
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar during the year ended November 30, 2023	—	—
(1)While there are remaining commitments with LMV I, there are no plans for additional capital calls.
Our Multifamily segment had equity investments in unconsolidated entities. The breakout of the Multifamily segment's equity investments in unconsolidated entities and the development activities by stage were as follows:

(Dollars in thousands)	November 30, 2023
Under construction/owned	16
Partially completed and leasing	8
Completed and operating	58
Total unconsolidated joint ventures	82
Total development costs	$9,883,073
As of November 30, 2023, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $6.2 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.

Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. As of November 30, 2023 and 2022, our balance sheet had $657.9 million and $788.5 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $276.2 million and $316.5 million, respectively. We have investments in Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor Technologies, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy International, Inc. ("Sunnova"), which are held at market and will therefore change depending on the fair value of our shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized losses from mark-to-market adjustments on our technology investments:

	Years Ended November 30,
(In thousands)	2023	2022
Blend Labs (BLND)	$(130)	(25,630)
Hippo (HIPO)	(19,210)	(222,447)
Opendoor (OPEN)	21,762	(265,276)
SmartRent (SMRT)	5,914	(78,177)
Sonder (SOND)	(700)	(2,339)
Sunnova (NOVA)	(57,798)	(61,225)
Lennar Other unrealized losses from technology investments	$(50,162)	(655,094)
At November 30, 2023 and 2022, Lennar Other owned commercial mortgage-backed securities ("CMBS") with carrying values of $38.0 million and $35.5 million, respectively. These securities were purchased at discount rates ranging from 33% to 55% with coupon rates ranging from 3.0% to 3.4%, stated and assumed final distribution dates between September 2025 and March 2026, and stated maturity dates between September 2058 and March 2059. We review changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on our CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2023 and 2022. We classify these securities as held-for-sale at November 30, 2023 and 2022.
Financial Condition and Capital Resources
At November 30, 2023, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $6.6 billion, compared to $4.8 billion at November 30, 2022.
We finance all of our activities including homebuilding, financial services, multifamily, other and general operating needs primarily with cash generated from our operations, debt issuances and investor funds as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At November 30, 2023, we had $6.3 billion of Homebuilding cash and cash equivalents and no outstanding borrowings under our $2.6 billion revolving credit facility, thereby approximately $8.9 billion of available capacity.
Operating Cash Flow Activities
During 2023 and 2022, cash provided by operating activities totaled $5.2 billion and $3.3 billion, respectively. During 2023, cash provided by operating activities was positively impacted by our net earnings and $2.3 billion decrease in inventories due to our strategy of controlling more homesites and acquiring finished homesites, thus reducing the amount of spend related to inventory. This was partially offset by a decrease in accounts payable and other liabilities of $626 million, primarily due to the payment of income taxes, an increase in receivables of $329 million, an increase in deposits and pre-acquisition costs on real estate of $296 million as we increased the percentage of controlled homesites, and an increase in loans held-for-sale of $367 million primarily related to the sale of loans originated by our Financial Services segment.
During 2022, cash provided by operating activities was positively impacted by our net earnings, excluding Lennar Other unrealized mark-to-market losses on our publicly traded technology investments and other realized loss totaling $672 million and an increase in accounts payable and other liabilities of $701 million. This was partially offset by a $1.7 billion increase in inventories due to strategic land purchases, land development and construction costs, $672 million increase in deposits and pre-acquisition costs on real estate as we increased the percentage of controlled homesites, and an increase in receivables of $422 million.
Investing Cash Flow Activities
During 2023 and 2022, cash used in investing activities totaled $177 million and $128 million, respectively. During 2023, our cash used in investing activities was primarily due to cash contributions of $201 million to unconsolidated entities, which primarily included (1) $94 million to Homebuilding unconsolidated entities, (2) $81 million to Lennar Other unconsolidated entities, and (3) $27 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $100 million, which primarily included (1) $70 million from Homebuilding unconsolidated entities, and (2) $29 million from our Lennar Other unconsolidated entities.
During 2022, our cash used in investing activities was primarily due to cash contributions of $447 million to unconsolidated entities, which primarily included (1) $307 million to Homebuilding unconsolidated entities, (2) $111 million to Lennar Other unconsolidated entities, and (3) $30 million to Multifamily unconsolidated entities. In addition, we had $94 million of purchases of investment securities related to strategic technology investments in the Lennar Other segment. This was partially offset by distributions of capital from unconsolidated entities of $398 million, which primarily included (1) $79 million from Homebuilding unconsolidated entities, (2) $252 million from Multifamily unconsolidated entities, and (3) $67 million from our Lennar Other unconsolidated entities.
Financing Cash Flow Activities
During 2023 and 2022, our cash used in financing activities totaled $3.2 billion and $1.3 billion, respectively. During 2023, our cash used in financing activities was primarily due to the (1) redemption of $378 million aggregate principal amount of our 4.875% senior notes due December 2023, (2) redemption of $425 million aggregate principal amount of our 5.875% senior notes due November 2024, (3) $296 million combined of partial repurchase of our 4.500% senior notes due 2024 and 4.75% senior notes due 2027, (4) $105 million principal payments on notes payable and other borrowings, (5) repurchase of our common stock for $1.2 billion, which included $1.1 billion of repurchases of our stock under our repurchase program and $73 million of repurchases related to our equity compensation plan, (6) $431 million of dividend payments, and (7) $381 million of net payments from liabilities related to consolidated inventory not owned due to land sales to land banks, net of takedowns. These were partially offset by (1) $29 million of net borrowings under our Financial Services warehouse facilities, and (2) receipts related to noncontrolling interests of $21 million.
During 2022, our cash used in financing activities was primarily due to (1) early redemption of $575 million aggregate principal amount of our 4.75% senior notes due November 2022, (2) $48 million principal payment on notes payable and other borrowings, (3) repurchase of our common stock for $1.0 billion, which included $968 million of repurchase of our stock under our repurchase program and $72 million of repurchases related to our equity compensation plan, and (4) $438 million of dividend payments. These were partially offset by (1) $485 million of net proceeds from liabilities related to consolidated inventory not owned due to land sales to land banks, net of takedowns, (2) $409 million of net borrowings under our Financial Services warehouse facilities, and (3) receipts related to noncontrolling interests of $42 million.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital were calculated as follows:

	November 30,
(Dollars in thousands)	2023	2022
Homebuilding debt	$2,816,482	4,047,294
Stockholders’ equity	26,580,664	24,100,500
Total capital	$29,397,146	28,147,794
Homebuilding debt to total capital	9.6%	14.4%
Homebuilding debt	$2,816,482	4,047,294
Less: Homebuilding cash and cash equivalents	6,273,724	4,616,124
Net Homebuilding debt	$(3,457,242)	(568,830)
Net Homebuilding debt to total capital (1)	(15.0)%	(2.4)%
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
At November 30, 2023, Homebuilding debt to total capital was lower compared to November 30, 2022, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in homebuilding debt due to debt paydowns and debt repurchases, partially offset by share repurchases.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company. We have announced an intention to spin off, subject to market conditions, our multifamily and single-family rental asset management businesses and some of our investment assets.
We planned to spin off our Multifamily and single family home for rent asset management businesses, together with some investment assets, by transferring them to a newly formed subsidiary, Quarterra Group, Inc ("Quarterra"), and distributing the stock of that subsidiary to our stockholders. That would have made us more of a pure play homebuilding company. At this time, we have deferred this transaction due to market conditions.
Our Homebuilding senior notes and other debts payable are summarized within Note 4 of the Notes to Consolidated Financial Statements.
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	November 30, 2023
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitments	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2023 and 2022, we had no outstanding borrowings under the Credit Facility. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
We often post letters of credit instead of making cash deposits for option contracts and for similar purposes. We often are required to post surety bonds to guarantee completion of projects, particularly when municipal authorities are involved. Our outstanding letters of credit and surety bonds are described below:

	November 30,
(In thousands)	2023	2022
Performance letters of credit	$1,404,541	1,259,033
Financial letters of credit	417,976	503,659
Surety bonds	4,508,428	4,136,715
Anticipated future costs primarily for site improvements related to performance surety bonds	2,499,680	2,273,694
Our Homebuilding average debt outstanding and the average rates of interest were as follows:

	November 30,
(Dollars in thousands)	2023	2022
Homebuilding average debt outstanding	$3,688,363	4,705,892
Average interest rate	4.9%	4.7%
Interest incurred	$187,640	230,839
Under the Credit Facility agreement (the "Credit Agreement"), we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. As of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $10.6 billion plus 50% of the cumulative consolidated net income for each completed fiscal quarter subsequent to February 28, 2022, if positive, plus 50% of the net cash proceeds from any equity offerings from and after February 28, 2022, minus the amount paid after February 28, 2022 to repurchase common stock (subject to a limit on deductions in any four fiscal quarter period of 12.5% of consolidated tangible net worth) and minus, in the case of a spin-off transaction, the consolidated net worth of assets that are spun off (subject to a limit of $1.0 billion). As of the end of each fiscal quarter, we are required to maintain a leverage ratio that shall not exceed 65% and may be reduced by 2.5% per quarter if our interest coverage ratio is less than 2.25:1.00 for two consecutive fiscal calendar quarters. The leverage ratio will have a floor of 60%. If our interest coverage ratio subsequently exceeds 2.25:1.00 for two consecutive fiscal calendar quarters, the leverage ratio we will be required to maintain will be increased by 2.5% per quarter to a maximum of 65%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2023.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2023:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2023
Minimum net worth test	$13,499,906	20,145,031
Maximum leverage ratio	65.0%	(13.0)%
Liquidity test (1)	1.00	207.15
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
At November 30, 2023, the Financial Services segment had warehouse facilities, all of which were 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
December 2023 (1)	$500,000	—	500,000
April 2024	250,000	250,000	500,000
May 2024 (2)	1,500,000	—	1,500,000
June 2024	100,000	400,000	500,000
September 2024	100,000	100,000	200,000
Total residential facilities	$2,450,000	750,000	3,200,000
LMF commercial facilities maturing:
November 2023 (1)	100,000	—	100,000
December 2023 (3)	400,000	—	400,000
Total LMF commercial facilities	$500,000	—	500,000
Total			$3,700,000
(1)Subsequent to November 30, 2023, the maturity date of December 2023 was extended to March 2024 and the maturity date of November 2023 was extended to January 2024.
(2)In December 2023, the maximum aggregate commitment was reduced to $600 million until maturity in May 2024.
(3)Consists of two commercial facilities each with maximum aggregate commitment amounts of $200 million. Subsequent to November 30, 2023, one of the facility's maturity date was extended to December 2024.
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
Borrowings and collateral under the facilities were as follows:

	November 30,
(In thousands)	2023	2022
Borrowings under the residential facilities	$2,020,187	1,877,411
Collateral under the residential facilities	2,097,020	1,950,155
Borrowings under the LMF Commercial facilities	12,525	124,399
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Changes in Capital Structure
In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2.0 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our October 2021 stock repurchase program. Subsequent to November 30, 2023, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.
The following table provides information about our repurchases of Class A and Class B common stock:

	Years Ended November 30,
	2023		2022
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	7,499,660	2,500,340	9,628,203	1,339,797
Total purchase price	$851,502	$248,835	$868,788	$98,613
Average price per share	$113.54	$99.52	$90.23	$73.60
During the year ended November 30, 2023, treasury stock increased by 11.3 million shares primarily due to our repurchase of 10.0 million shares of Class A and Class B common stock through our stock repurchase program. During the year ended November 30, 2022, treasury stock decreased due to our retirement of 46.7 million and 2.8 million treasury shares of Class A and Class B common stock, respectively, as authorized by our Board of Directors. The retirement of Class A and Class B common stock in treasury resulted in a reclass between treasury shares and additional paid-in capital within stockholders' equity. During the year ended November 30, 2022, this decrease in treasury shares was partially offset by our repurchase of 9.6 million and 1.3 million shares of Class A and Class B common stock, respectively, through our stock repurchase program.
During both the years ended November 30, 2023 and 2022, our Class A and Class B common stockholders received an aggregate per share annual dividend of $1.50. On January 9, 2024, our Board of Directors increased our annual dividend to $2.00 per share from $1.50 per share, resulting in a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock. The dividend is payable on February 7, 2024 to holders of record at the close of business on January 24, 2024.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2023 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 4 of the Notes to Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed. If the proposed spin-off of our multifamily and single-family rental asset management businesses or any other of our businesses takes place, the subsidiaries involved in those businesses will no longer guarantee our senior notes.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at November 30, 2023 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with non-guarantor subsidiaries and related parties are separately disclosed:

	As of November 30,
(In thousands)	2023	2022
Due from non-guarantor subsidiaries	$22,020,227	17,959,091
Equity method investments	986,508	1,090,831
Total assets	45,830,841	40,929,435
Total liabilities	9,181,456	10,455,359

(In thousands)	Year Ended November 30, 2023
Total revenues	$32,244,464
Operating earnings	5,389,794
Earnings before income taxes	4,825,548
Net earnings attributable to Lennar	3,669,944
Off-Balance Sheet Arrangements
Homebuilding - Investments in Unconsolidated Entities
We regularly monitor the results of our Homebuilding, Multifamily, and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Homebuilding joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with their debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with their debt covenants at November 30, 2023, except for one joint venture that had an other-than-temporary impairment which is included in Note 1 of the Notes to Consolidated Financial Statements.
At November 30, 2023, we had equity investments in 48 active Homebuilding and land unconsolidated entities (of which 5 had recourse debt, 15 had non-recourse debt and 28 had no debt), compared to 48 active Homebuilding and land unconsolidated entities at November 30, 2022. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Homebuilding Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Debt without recourse to Lennar	$1,376,750	439,270	777,978	127,592	31,910	—
Land seller and other debt without recourse to Lennar	7,083	—	—	—	7,083	—
Maximum recourse debt exposure to Lennar	42,138	—	—	10,228	31,910	—
Debt issuance costs	(13,013)	—	—	—	—	(13,013)
Total	$1,412,958	439,270	777,978	137,820	70,903	(13,013)
Multifamily - Investments in Unconsolidated Entities
At November 30, 2023, Multifamily had equity investments in 22 active unconsolidated entities that are engaged in multifamily residential developments (of which 20 had non-recourse debt and 2 had no debt), and 23 active unconsolidated entities at November 30, 2022. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment manages and has investments in LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2023 are included in Note 3 of the Notes to Consolidated Financial Statements.
We regularly monitor the results of our Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Multifamily joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2023.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2023. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Multifamily Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Debt without recourse to Lennar	$4,909,744	2,052,566	1,409,911	882,136	565,131	—
Debt issuance costs	(19,477)	—	—	—	—	(19,477)
Total	$4,890,267	2,052,566	1,409,911	882,136	565,131	(19,477)
Lennar Other - Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (loss) in the consolidated statement of operations. Our investment in the Rialto funds totaled $148.7 million and $185.1 million as of November 30, 2023 and 2022, respectively.
As of November 30, 2023 and 2022, we had strategic technology investments in unconsolidated entities of $127.5 million and $131.5 million respectively, accounted for under the equity method of accounting.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land banks) and unconsolidated entities until we have determined whether to exercise the options. Since fiscal year 2020, we have been increasing the percentage of our total homesites that we control through options rather than own.
As part of our focus on strategic relationships to further enhance our land lighter strategy, at the end of fiscal year 2020 we entered into an arrangement with various land bank investor groups. Under the arrangement, in most instances when we want to acquire a property for use in our for-sale single-family home business, we will offer the investor group the opportunity to acquire the property and give us an option to purchase all or a portion of it back in the future, if it is mutually beneficial to both parties. To the extent the investor group does not elect to purchase properties we identify, we can utilize our other investor relationships to have other investor groups purchase the land or we can purchase it directly. The arrangement with the investor group, together with existing and other strategic partnerships we are discussing, are significant steps in our strategy to migrate to a higher percentage of our homesites which we control but do not own, which we expect will result in greater cash flow and higher returns on assets and equity.

The table below indicates the number of homesites to which we had access through option contracts with third parties or unconsolidated JVs (i.e., controlled homesites) and homesites owned at November 30, 2023 and 2022:

November 30, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	98,400	29,622	128,022
Central	52,254	23,083	75,337
Texas	90,961	21,790	112,751
West	62,674	23,429	86,103
Other	5,411	1,891	7,302
Total homesites	309,700	99,815	409,515	1.4
% of total homesites	76%	24%

November 30, 2022	Controlled Homesites	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	92,710	37,792	130,502
Central	41,725	28,263	69,988
Texas	79,775	30,729	110,504
West	61,441	29,777	91,218
Other	5,758	1,891	7,649
Total homesites	281,409	128,452	409,861	1.9
% of total homesites	69%	31%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 1 and Note 8 of the Notes to Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2023:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - senior notes and other debts payable (1)	$2,815,585	483,415	1,129,820	1,168,995	33,355
Financial Services - notes and other debts payable	2,163,805	2,032,712	—	—	131,093
Multifamily - note payable	3,741	3,741	—	—	—
Interest commitments under interest bearing debt (2)	365,772	131,477	171,110	59,558	3,627
Operating lease obligations	173,889	33,895	53,955	37,084	48,955
Other contractual obligations (3)	82,603	15,155	4,005	13,324	50,119
Total contractual obligations	$5,605,395	2,700,395	1,358,890	1,278,961	267,149
(1)The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.
(2)Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2023.
(3)Amounts include $12.8 million of remaining equity investment commitments to LMV II, for future expenditures related to the construction and development of the projects and $69.8 million of remaining equity investment commitment to the Upward America Venture.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally reduce our financial risk and costs of capital associated with land holdings. At November 30, 2023, we had access to 309,700 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2023, we had $1.9 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $198.9 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2023, we had letters of credit outstanding in the amount of $1.8 billion (which included the $198.9 million of letters of credit discussed above). Details on our letters of credit outstanding and outstanding surety bonds are included in Note 4 of the Notes to Consolidated Financial Statements.
Our Financial Services segment had a pipeline of loan applications in process of $3.3 billion at November 30, 2023. Loans in process for which interest rates were committed to the borrowers totaled approximately $2.1 billion as of

November 30, 2023. A significant portion of these commitments had a remaining period of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2023, we had open commitments amounting to $3.2 billion to sell MBS with varying settlement dates through February 2024 and open future contracts in the amount of $5.9 million with the settlement dates through March 2024.
The following sections discuss market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:
Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Multifamily activities and general operating needs primarily with cash generated from operations and debt, as well as borrowings under our Credit Facility and warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the options. We try to manage the financial risks of adverse market conditions associated with land holdings by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land as well as obtaining access to land through option contracts. Although we believe our land underwriting standards are conservative, we do not anticipate a severe decline in land values and the sharply reduced demand for new homes in the near future.
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
We estimate the fair value of our communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. We evaluate the historical performance of each of our communities as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above.

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

The evaluation of our investment in unconsolidated entities for other-than-temporary impairment includes certain critical assumptions: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost, and (4) various other factors. Our assumptions on the projected future distributions from unconsolidated entities are dependent on market conditions.
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

The table below provides information at November 30, 2023 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2023. Weighted average variable interest rates are based on the variable interest rates at November 30, 2023.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 7 of the Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2023

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total	2023
ASSETS
Financial Services:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	140.7	140.7	139.4
Average interest rate	—	—	—	—	—	3.6%	3.6%	—
Loans held-for-investment, net:
Fixed rate	$1.2	1.3	1.3	1.4	1.4	46.1	52.7	52.7
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	—
Variable rate	$—	—	—	0.1	0.1	2.5	2.7	2.7
Average interest rate	—	—	—	4.9%	4.9%	4.9%	4.9%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$483.4	673.9	455.9	1,165.0	4.0	33.4	2,815.6	2,785.7
Average interest rate	4.5%	4.7%	5.1%	4.8%	3.0%	5.9%	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	131.1	131.1	131.7
Average interest rate	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$2,032.7	—	—	—	—	—	2,032.7	2,032.7
Average interest rate	7.1%	—	—	—	—	—	7.1%	—
Multifamily:
Notes and other debts payable:
Fixed rate	$0.2	—	—	—	—	—	0.2	0.2
Average interest rate	0.0%	—	—	—	—	—	0.0%	—
Variable rate	$3.5	—	—	—	—	—	3.5	3.5
Average interest rate	3.6%	—	—	—	—	—	3.6%	—

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended November 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Lennar Homebuilding and Lennar Multifamily Investments in Unconsolidated Entities - Consolidation of Variable Interest Entities - Refer to Note 1, Summary of Significant Accounting Policies (Variable Interest Entities), and Note 8, Variable Interest Entities, to the Consolidated financial statements
Critical Audit Matter Description
Generally Accepted Accounting Principles (“GAAP’’) requires the assessment of whether an entity is a Variable interest entity (“VIE”) and, if so, if the Company is the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Certain of the Company’s investments in unconsolidated entities within their Homebuilding and Multifamily segments need to be evaluated for consolidation, including determining whether the joint venture is a VIE, and if so, whether the Company is the primary beneficiary. This assessment is performed at the formation of the joint venture and upon the occurrence of reconsideration events. This determination requires significant judgment by management.
We identified the consolidation and primary beneficiary assessment upon formation and the occurrence of reconsideration events of certain of the Company’s VIE’s as a critical audit matter given the significant judgment required by management.

This required a high degree of auditor judgment and an increased extent of audit effort due to the complexity of the entity structures and agreements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting determination for the above mentioned joint ventures included the following, among others:
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
◦If an entity is determined to be a VIE, considering whether the Company appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Company has the power to direct activities that most significantly impact the VIE’s economic performance, and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.
◦For consolidated joint ventures, evaluated whether any reconsideration events occurred during the year that would result in deconsolidation, and if so, verified that deconsolidation occurred properly.
◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading joint venture board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.

/s/ Deloitte & Touche LLP
Miami, Florida
January 26, 2024

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2023 and 2022

	2023 (1)	2022 (1)
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$6,273,724	4,616,124
Restricted cash	13,481	23,046
Receivables, net	887,992	673,980
Inventories:
Finished homes and construction in progress	10,455,666	11,718,507
Land and land under development	4,904,541	5,648,548
Inventory owned	15,360,207	17,367,055
Consolidated inventory not owned	2,992,528	2,331,231
Inventory owned and consolidated inventory not owned	18,352,735	19,698,286
Deposits and pre-acquisition costs on real estate	2,002,154	1,733,725
Investments in unconsolidated entities	1,143,909	1,173,164
Goodwill	3,442,359	3,442,359
Other assets	1,512,038	1,323,478
	33,628,392	32,684,162
Financial Services	3,566,546	3,254,257
Multifamily	1,381,513	1,257,337
Lennar Other	657,852	788,539
Total assets	$39,234,303	37,984,295
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.
As of November 30, 2023, total assets include $1.9 billion related to consolidated VIEs of which $22.8 million is included in Homebuilding cash and cash equivalents, $1.8 million in Homebuilding receivables, net, $18.3 million in Homebuilding finished homes and construction in progress, $628.0 million in Homebuilding land and land under development, $55.0 million in Homebuilding deposits and pre-acquisition costs on real estate, $1.2 billion in Homebuilding consolidated inventory not owned, $0.3 million in Homebuilding investments in unconsolidated entities, $23.0 million in Homebuilding other assets and $32.6 million in Multifamily assets.
As of November 30, 2022, total assets include $1.4 billion related to consolidated VIEs of which $56.9 million is included in Homebuilding cash and cash equivalents, $0.3 million in Homebuilding receivables, net, $29.4 million in Homebuilding finished homes and construction in progress, $687.8 million in Homebuilding land and land under development, $48.7 million in Homebuilding deposits and pre-acquisition costs on real estate, $533.8 million in Homebuilding consolidated inventory not owned, $1.0 million in Homebuilding investments in unconsolidated entities, $23.0 million in Homebuilding other assets, $33.2 million in Multifamily assets and $9.0 million in Lennar Other assets.
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2023 and 2022

	2023 (2)	2022 (2)
	(Dollars in thousands except per share amounts)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,631,401	1,616,128
Liabilities related to consolidated inventory not owned	2,540,894	1,967,551
Senior notes and other debts payable, net	2,816,482	4,047,294
Other liabilities	2,739,217	3,347,673
	9,727,994	10,978,646
Financial Services	2,447,039	2,353,904
Multifamily	278,177	313,484
Lennar Other	79,127	97,894
Total liabilities	12,532,337	13,743,928
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2023 and 2022 - 400,000,000 shares; Issued: 2023 - 258,475,012 shares; 2022 - 256,084,147 shares	25,848	25,608
Class B common stock of $0.10 par value per share; Authorized: 2023 and 2022 - 90,000,000 shares; Issued: 2023 - 36,601,215 shares; 2022 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,570,009	5,417,796
Retained earnings	22,369,368	18,861,417
Treasury stock, at cost; 2023 - 11,207,889 shares of Class A common stock and 2,920,200 shares of Class B common stock; 2022 - 2,455,387 shares of Class A common stock and 419,860 shares of Class B common stock	(1,393,100)	(210,389)
Accumulated other comprehensive income	4,879	2,408
Total stockholders’ equity	26,580,664	24,100,500
Noncontrolling interests	121,302	139,867
Total equity	26,701,966	24,240,367
Total liabilities and equity	$39,234,303	37,984,295
(2)As of November 30, 2023, total liabilities include $1.2 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $53.7 million is included in Homebuilding accounts payable, $1.1 billion in Homebuilding liabilities related to consolidated inventory not owned, $38.1 million in Homebuilding other liabilities and $4.1 million in Multifamily liabilities.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2023, 2022 and 2021

	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$32,660,987	31,951,335	25,545,242
Financial Services	976,859	809,680	898,745
Multifamily	573,485	865,603	665,232
Lennar Other	22,035	44,392	21,457
Total revenues	34,233,366	33,671,010	27,130,676
Costs and expenses:
Homebuilding	27,223,645	25,161,299	20,502,541
Financial Services	467,398	426,378	407,731
Multifamily	573,658	848,931	652,810
Lennar Other	27,681	32,258	30,955
Corporate general and administrative	501,338	414,498	398,381
Charitable foundation contribution	73,087	66,399	59,825
Total costs and expenses	28,866,807	26,949,763	22,052,243
Equity in earnings (losses) from unconsolidated entities	(144,610)	(36,301)	48,993
Other income (expense), net and other gains (losses)	30,517	(15,286)	180,830
Lennar Other unrealized gains (losses) from technology investments	(50,162)	(655,094)	510,802
Earnings before income taxes	5,202,304	6,014,566	5,819,058
Provision for income taxes	(1,241,013)	(1,366,065)	(1,362,509)
Net earnings (including net earnings attributable to noncontrolling interests)	3,961,291	4,648,501	4,456,549
Less: Net earnings attributable to noncontrolling interests	22,780	34,376	26,438
Net earnings attributable to Lennar	$3,938,511	4,614,125	4,430,111
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale	$2,471	1,464	(536)
Reclassification adjustments for gains included in net earnings	—	2,285	—
Total other comprehensive income (loss), net of tax	$2,471	3,749	(536)
Total comprehensive income attributable to Lennar	$3,940,982	4,617,874	4,429,575
Total comprehensive income attributable to noncontrolling interests	$22,780	34,376	26,438
Basic earnings per share	$13.73	15.74	14.28
Diluted earnings per share	$13.73	15.72	14.27

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2023, 2022 and 2021

	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$25,608	30,050	29,894
Employee stock and director plans	240	225	156
Retirement of treasury stock	—	(4,667)	—
Balance at November 30,	25,848	25,608	30,050
Class B common stock:
Beginning balance	3,660	3,944	3,944
Retirement of treasury stock	—	(284)	—
Balance at November 30,	3,660	3,660	3,944
Additional paid-in capital:
Beginning balance	5,417,796	8,807,891	8,676,056
Employee stock and director plans	1,089	904	1,207
Retirement of treasury stock	—	(3,533,425)	—
Amortization of restricted stock	160,720	184,086	135,090
Premium paid for purchase of noncontrolling interests	—	(37,342)	—
Equity adjustment related to noncontrolling interests	(9,596)	(4,318)	(4,462)
Balance at November 30,	5,570,009	5,417,796	8,807,891
Retained earnings:
Beginning balance	18,861,417	14,685,329	10,564,994
Net earnings attributable to Lennar	3,938,511	4,614,125	4,430,111
Cash dividends - Class A common stock ($1.50 per share for 2023, $1.50 per share for 2022 and $1.00 per share for 2021)	(378,080)	(383,047)	(272,162)
Cash dividends - Class B common stock ($1.50 per share for 2023, $1.50 per share for 2022 and $1.00 per share for 2021)	(52,480)	(54,990)	(37,614)
Balance at November 30,	22,369,368	18,861,417	14,685,329
Treasury stock, at cost:
Beginning balance	(210,389)	(2,709,448)	(1,279,227)
Employee stock and directors plans	(72,562)	(71,695)	(64,662)
Purchases of treasury stock	(1,110,149)	(967,622)	(1,365,559)
Retirement of treasury stock	—	3,538,376	—
Balance at November 30,	(1,393,100)	(210,389)	(2,709,448)
Accumulated other comprehensive income (loss):
Beginning balance	2,408	(1,341)	(805)
Total other comprehensive income (loss), net of tax	2,471	3,749	(536)
Balance at November 30,	4,879	2,408	(1,341)
Total stockholders’ equity	26,580,664	24,100,500	20,816,425
Noncontrolling interests:
Beginning balance	139,867	179,857	104,545
Net earnings attributable to noncontrolling interests	22,780	34,376	26,438
Receipts related to noncontrolling interests	21,149	41,816	69,675
Payments related to noncontrolling interests	(71,272)	(91,329)	(24,605)
Non-cash consolidations/deconsolidations, net	—	(55,240)	—
Non-cash purchase or activity of noncontrolling interests, net	8,778	30,387	3,804
Balance at November 30,	121,302	139,867	179,857
Total equity	$26,701,966	24,240,367	20,996,282
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$3,961,291	4,648,501	4,456,549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110,164	87,075	85,954
Amortization of discount/premium and accretion on debt, net	(1,651)	(2,163)	(6,775)
Equity in (earnings) losses from unconsolidated entities	144,610	36,302	(48,993)
Distributions of earnings from unconsolidated entities	53,125	71,301	45,984
Share-based compensation expense	160,720	184,086	134,621
Deferred income tax (benefit) expense	(67,968)	(246,653)	191,627
Loans held-for-sale unrealized loss	26,658	33,287	14,449
Lennar Other unrealized (gains) losses from technology investments and other (gains) losses	112,541	672,212	(680,576)
Gain on sale of other assets, operating properties and equipment, CMBS bonds and other liabilities	(7,015)	(7,617)	(27,678)
Gain on sale of interest in unconsolidated entity and other Multifamily gain	—	—	(1,167)
Gain on sale of Financial Services' portfolio/businesses	—	—	(3,811)
Gain on redemption/repurchases of senior notes and other debts payable	(9,611)	—	(2,204)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, other receivables and other assets	125,338	110,693	25,696
Changes in assets and liabilities:
Increase in receivables	(329,191)	(422,398)	(289,776)
(Increase) decrease in inventories, excluding valuation adjustments	2,274,083	(1,711,766)	(1,184,121)
Increase in deposits and pre-acquisition costs on real estate	(295,761)	(672,055)	(776,493)
Increase in other assets	(85,005)	(13,330)	(121,036)
Increase in loans held-for-sale	(366,728)	(202,920)	(160,785)
(Decrease) increase in accounts payable and other liabilities	(625,862)	701,113	881,309
Net cash provided by operating activities	$5,179,738	3,265,668	2,532,774
Cash flows from investing activities:
Net additions to operating properties and equipment	$(99,799)	(57,214)	(65,172)
Proceeds from the sale of other assets	13,215	24,686	41,551
Proceeds from sale of investment in consolidated/unconsolidated joint ventures	—	—	32,340
Proceeds from sale of Financial Services' portfolio/businesses	—	—	3,327
Investments in and contributions to unconsolidated entities	(201,042)	(447,401)	(408,183)
Distributions of capital from unconsolidated and consolidated entities	99,643	398,423	362,181
Proceeds from sale of commercial mortgage-backed securities bonds	—	9,191	11,307
Decrease in Financial Services loans held-for-investment	14,329	19,491	29,397
Purchases of investment securities	(8,000)	(93,769)	(128,162)
Proceeds from maturities/sales of investment securities	4,673	16,892	16,312
Other receipts, net	—	1,399	16
Net cash used in investing activities	$(176,981)	(128,302)	(105,086)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Cash flows from financing activities:
Net borrowings under warehouse facilities	$28,712	409,067	262,107
Redemption/repurchases of senior notes	(1,121,133)	(575,000)	(1,159,851)
Principal payments on notes payable and other borrowings	(105,118)	(48,079)	(195,212)
Proceeds from other borrowings	—	—	13,973
Proceeds from liabilities related to consolidated inventory not owned	461,312	1,167,227	694,185
Payments related to consolidated inventory not owned	(842,781)	(682,385)	(350,583)
(Payments) proceeds related to other liabilities, net	(5,187)	(21,249)	25,564
Receipts related to noncontrolling interests	21,149	41,816	69,675
Payments related to noncontrolling interests	(71,272)	(91,329)	(24,605)
Common stock:
Repurchases	(1,182,711)	(1,039,309)	(1,430,212)
Dividends	(430,560)	(438,038)	(309,776)
Net cash used in financing activities	$(3,247,589)	(1,277,279)	(2,404,735)
Net increase in cash and cash equivalents and restricted cash	1,755,168	1,860,087	22,953
Cash and cash equivalents and restricted cash at beginning of year	4,815,770	2,955,683	2,932,730
Cash and cash equivalents and restricted cash at end of year	$6,570,938	4,815,770	2,955,683
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$6,273,724	4,616,124	2,735,213
Financial Services	159,491	139,378	167,021
Multifamily	39,334	17,827	16,850
Lennar Other	1,948	5,391	2,660
Homebuilding restricted cash	13,481	23,046	21,927
Financial Services restricted cash	82,960	14,004	12,012
	$6,570,938	4,815,770	2,955,683
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$81,223	67,842	47,720
Cash paid for income taxes, net	$1,864,941	1,273,166	1,140,858

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventories, land under development and other assets financed by sellers	$13,500	36,947	141,319
Net non-cash contributions to unconsolidated entities	367	232,616	27,880
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	—	(101,946)	—
Operating properties and equipment and other assets	—	33,200	—
Investments in unconsolidated entities	—	7,303	—
Other liabilities	—	6,203	—
Noncontrolling interests	—	55,240	—
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
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of homes, the Company may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. For the years ended November 30, 2023, 2022 and 2021, sales incentives offered to homebuyers averaged $42,900 per home, or 8.8% as a percentage of home sales revenues, $17,300 per home, or 3.5% as a percentage of home sales revenues and $9,000 per home, or 2.1% as a percentage of home sales revenues, respectively. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings are included in Homebuilding cash and cash equivalents in the Company's consolidated balance sheets. Contract liabilities include customer deposits liability related to sold but undelivered homes that are included in other liabilities in the Company's consolidated balance sheets. The Company periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied, and revenue is recognized as title to and possession of the property are transferred to the buyer.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $146.0 million, $102.1 million and $74.2 million for the years ended November 30, 2023, 2022 and 2021, respectively.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Financial Services restricted cash consists of upfront deposits and application fees LMF Commercial receives before originating loans and is recognized as income once the loan has been originated, as well as cash held in escrow by the Company’s loan service provider on behalf of customers and lenders which is disbursed in accordance with agreements between the transacting parties.
Homebuilding cash and cash equivalents as of November 30, 2023 and 2022 included $594.8 million and $1.0 billion, respectively, of cash held in escrow for approximately two days.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Receivables
At November 30, 2023 and 2022, Homebuilding accounts receivable primarily related to receivables from land banks for land development, rebates and joint ventures. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Receivables from land banks represent development costs incurred by the Company which are reimbursable from the land banks. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company. Balances as of November 30, 2023 and 2022 are noted below:

	November 30,
(In thousands)	2023	2022
Accounts receivable	$640,292	490,420
Mortgages and notes receivable	250,074	185,739
	890,366	676,159
Allowance for credit losses	(2,374)	(2,179)
Receivables, net (1)	$887,992	673,980
(1)Receivables, net as of November 30, 2022 included $50 million related to a short-term loan due from Upward America that was repaid subsequent to November 30, 2022.
Inventories
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 1,255 and 1,200 active communities, excluding unconsolidated entities, as of November 30, 2023 and 2022, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company's valuation adjustments for finished homes and construction in progress were included in Homebuilding costs and expenses in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2023 and 2022. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

	At November 30,	Communities with valuation adjustments for the years ended November 30,
	# of communities with potential indicators of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
2023	25	18	$95,731	$37,500
2022	15	9	105,042	33,563
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Years Ended November 30,
	2023			2022
Unobservable inputs	Range			Range
Average selling price (1)	$179,000	—	$850,000	$233,000	—	$753,000
Absorption rate per quarter (homes)	3	—	26	2	—	12
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during the years ended November 30, 2023 and 2022.
In the course of executing on the Company’s land light strategy, the Company may sell land to third parties (including land banks) and unconsolidated entities while maintaining an option to repurchase the land in the future. Although, such transactions include cash consideration from the buyer and the transfer of title from the Company to the buyer, such transactions do not meet the criteria for revenue recognition under GAAP due to the Company’s option to repurchase the land from the buyer in the future. As such, land related to such transactions remains on the Company’s accompanying consolidated balance sheet and is reclassified from land and land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. During the year ended November 30, 2023, consolidated inventory not owned increased by $661.3 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2023. The increase was primarily due to reclassifications from land and land under development to consolidated inventory not owned during the year ended November 30, 2023 as the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company continued to focus on increasing its controlled homesites as compared to owned homesites. The increase was partially offset by takedowns during the year ended November 30, 2023.
Deposits and pre-acquisition costs on real estate
The Company has access to land inventory through option contracts, which generally enables the Company to defer acquiring portions of properties owned by third parties (including land banks) and unconsolidated entities until it has determined whether to exercise its option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings.
A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. As of November 30, 2023, the Company had $1.9 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites. The Company’s option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on the fair value at the time of takedown.
Deposits and pre-acquisition costs on real estate are stated at cost unless the deposit or pre-acquisition costs within a community is determined to be impaired, in which case the impaired cost is written down to fair value. Costs include deposits on land purchase contracts and capitalizable due diligence and development costs incurred prior to the acquisition of land.
Some option contracts contain a predetermined take-down schedule for the optioned land parcels. However, in substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs and the incurrence of any applicable termination fee associated with the option contract. Therefore, in substantially all instances, the Company does not consider the take-down price to be a firm contractual obligation. In determining whether to walk away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings in the period such decision is made for the unapplied deposit amount and any related pre-acquisition costs and accrues any applicable termination fee associated with the option contract. During the years ended November 30, 2023 and 2022, the Company wrote-off $19.9 million and $47.9 million, respectively, of deposit and pre-acquisition costs. To reflect the purchase price of homesite takedowns related to option contracts that the Company decided to exercise, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying consolidated balance sheet as of November 30, 2023.
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
Additionally, the Company evaluates if a decrease in the fair value of an investment below its carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status and liquidity needs of the unconsolidated entity. If the decline in the fair value of the investment is other-than-temporary, then these losses are included in Homebuilding other income, net, Multifamily other gain (loss) or Lennar Other other gain (loss). During the year ended November 30, 2023, the Company estimated the fair value of an investment in an unconsolidated entity using a cash flow analysis with a 15% discount rate and concluded that the investment had an other-than-temporary impairment of $36.8 million included in Homebuilding other income (expense), net in the Company's consolidated statements of operations and comprehensive income.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management and development agreements between the Company and a VIE, (4) loans provided by the Company to a VIE or other partner and/or (5) guarantees provided by members to banks and other third parties. The Company examines specific criteria and uses its judgment when determining if it is the primary beneficiary of a VIE. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality, if any, between the Company and the other partner(s) and contracts to purchase assets from VIEs. The determination of whether an entity is a VIE and, if so, whether the Company is the primary beneficiary may require management to exercise significant judgment.
Generally, all major decision making in the Company’s joint ventures is shared among all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Generally, the Company purchases less than a majority of the JV’s assets and the purchase prices under its option contracts are at market.
Generally, Homebuilding and Multifamily unconsolidated entities are determined to be VIEs due to insufficient equity at risk for the JV entity as the partner(s) continue to provide subordinated financial support in the form of capital contributions.
Homebuilding and Multifamily unconsolidated entities become VIEs and consolidate if the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.
Goodwill
Goodwill is recorded with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"), the Company evaluates goodwill for potential impairment on at least an annual basis. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. The fair value estimate is derived through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each reporting unit are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from the Company's estimate, which may cause goodwill to be impaired. The annual goodwill impairment analysis was performed as of September 30, 2023, and no impairment was recorded.
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
Operating properties and equipment are included in Homebuilding other assets in the consolidated balance sheets and were as follows:

	November 30,
(In thousands)	2023	2022
Operating properties (1)	$300,351	305,743
Leasehold improvements	72,994	68,951
Furniture, fixtures and equipment	297,275	207,223
	670,620	581,917
Accumulated depreciation and amortization	(265,831)	(226,822)
	$404,789	355,095
(1)Operating properties primarily include solar systems, rental operations and commercial properties.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investment Securities
The Company holds investment securities classified as available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale securities are reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity, net of tax, until realized. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity.
At November 30, 2023 and 2022, the Financial Services segment had investment securities classified as held-to-maturity totaling $140.7 million and $143.3 million, respectively, which consist mainly of commercial mortgage-backed securities ("CMBS"), corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years.
At November 30, 2023 and 2022, the Lennar Other segment had investment securities classified as held-for-sale totaling $38.0 million and $35.5 million, respectively. Additionally, the Lennar Other segment had investments in equity securities with a readily determinable fair value (publicly traded common stock), not accounted for under the equity method, that are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The Lennar Other segment had investments in equity securities of $297.2 million and $391.0 million that are recorded at fair value with unrealized gains and losses included in earnings, as of November 30, 2023 and 2022, respectively.
For equity method investments in the Lennar Other segment, the Company records the investment as Lennar Other investments in unconsolidated entities. The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There were no impairments recorded during the years ended November 30, 2023 and 2022.
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
During the years ended November 30, 2023, 2022 and 2021, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $187.6 million, $230.8 million and $275.1 million, respectively; interest capitalized into inventories was $172.0 million, $211.7 million and $254.9 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Interest expense in costs of homes sold	$240,871	293,105	342,756
Interest expense in costs of land sold	1,588	498	2,475
Other interest expense (1)	15,434	19,128	20,142
Total interest expense	$257,893	312,731	365,373
(1)Included in Homebuilding other income, net.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2023 and 2022, the Company's net deferred tax assets of $326.5 million and $242.4 million included a valuation allowance of $2.3 million and $2.9 million, respectively. See Note 5 for additional information.
Other Liabilities
Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2023 and 2022, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, lease liabilities, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	Years Ended November 30,
(In thousands)	2023	2022
Warranty reserve, beginning of year	$418,017	377,021
Warranties issued	286,019	274,766
Adjustments to pre-existing warranties from changes in estimates (1)	566	26,222
Payments	(289,806)	(259,992)
Warranty reserve, end of year	$414,796	418,017
(1)The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2023 and 2022 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
Self-Insurance
Reserves for estimated losses for construction defects, general liability and workers’ compensation have been established using the assistance of a third-party actuary. The third-party actuary uses the Company's historical warranty and construction defect data to assist management in estimating the unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that the Company is assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the markets and the types of products the Company builds, claim settlement patterns, insurance industry practices and legal interpretations. Given the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from the Company's currently estimated amounts. The Company’s self-insurance reserve, net of expected recoveries, as of November 30, 2023 and 2022 was $245.8 million and $210.1 million, respectively, and was included in Homebuilding other liabilities. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
preferred stock have been issued as of November 30, 2023 and 2022.
Common Stock
During the years ended November 30, 2023, 2022 and 2021 the Company’s Class A and Class B common stockholders received a per share annual dividend of $1.50, $1.50 and $1.00, respectively. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2023, Stuart Miller, the Company’s Executive Chairman and Co-Chief Executive Officer, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 36% voting power of the Company’s stock.
In March 2022, the Company's Board of Directors approved an authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of its outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The authorization was in addition to what was remaining of the October 2021 stock repurchase program. Subsequent to November 30, 2023, the Company's Board of Directors authorized an increase to its stock repurchase program to enable the Company to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.

	Years Ended
	November 30, 2023		November 30, 2022
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	7,499,660	2,500,340	9,628,203	1,339,797
Total purchase price	$851,502	$248,835	$868,788	$98,613
Average price per share	$113.54	$99.52	$90.23	$73.60
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
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2023, 2022 and 2021, this amount was $53.4 million, $37.5 million and $29.4 million, respectively.
Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Total compensation expense for nonvested share-based awards	$160,720	184,086	135,090
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2023, 2022 and 2021 was $91.61, $88.92 and $80.95, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2022	3,152,146	$80.39
Grants	2,389,995	$91.61
Vested	(2,035,786)	$73.53
Forfeited	(535,595)	$89.29
Nonvested shares at November 30, 2023	2,970,760	$92.51

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At November 30, 2023, there was $112.5 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 1.8 years. For the years ended November 30, 2023, 2022 and 2021, 2.0 million, 1.6 million and 1.8 million nonvested shares, respectively, vested each year.
Financial Services
Revenue Recognition
Premiums on title policies issued directly by the Company are recognized as revenue on the effective date of the title policies. Escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Expected gains and losses from the sale of loans and their related servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates.
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
In addition, the Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services' other assets as of November 30, 2023 and 2022. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
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

	Years Ended November 30,
(In thousands)	2023	2022
Loan origination liabilities, beginning of year	$11,787	11,670
Provision for losses	6,939	966
Payments	(1,128)	(849)
Loan origination liabilities, end of year	$17,598	11,787
Loans Held-for-Investment, Net
Loans for which the Company has the positive intent and ability to hold to maturity consist of mortgage loans carried at the principal amounts outstanding, net of unamortized discounts and allowance for credit losses. Discounts are amortized over the estimated lives of the loans using the interest method.
The Financial Services segment provides an allowance for credit losses. The provision recorded and the adequacy of the related allowance is determined by management’s continuing evaluation of the loan portfolio in light of past loan loss experience, credit worthiness and nature of underlying collateral, present economic conditions and other factors considered relevant by the Company’s management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by the Company’s management when the likelihood of the changes can be reasonably determined. While the Company’s management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.
Derivative Financial Instruments
The Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in mortgage-related interest rates. The segment uses mortgage-backed securities ("MBS") forward commitments, option contracts, future contracts and investor commitments to protect the value of fixed rate-locked loan

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. These derivative financial instruments are carried at fair value with the changes in fair value included in Financial Services revenues.
LMF Commercial - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. The Company elected the fair value option for LMF Commercial's loans held-for-sale in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Financial Services revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Financial Services revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in securitizations on a servicing-released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales. The Company recognizes revenue on the sale of loans into securitization trusts when control of the loans has been relinquished.
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
Recently Adopted Accounting Pronouncements
In December, 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its Consolidated Financial Statements and disclosure.
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024, with earlier adoption permitted. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform - Deferral of the Sunset Date of Topic 848, which defers the sunset date from December 31, 2022 to December 31, 2024. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.
Reclassifications
Certain amounts in the Company's consolidated statement of operations and consolidated balance sheets of prior year have been reclassified to conform to the fiscal 2023 presentation. These reclassifications had no impact on the Company's total assets, total equity, revenues or net earnings in its consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2. Operating and Reporting Segments
Each reportable segment follows the accounting policies described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	November 30, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$6,273,724	159,491	39,334	1,948	6,474,497
Restricted cash	13,481	82,960	—	—	96,441
Receivables, net (1)	887,992	716,071	92,142	—	1,696,205
Inventories	18,352,735	—	544,935	—	18,897,670
Loans held-for-sale (2)	—	2,086,809	—	—	2,086,809
Investments in equity securities (3)	—	—	—	297,243	297,243
Investments available-for-sale (4)	—	—	—	37,953	37,953
Loans held-for-investment, net	—	55,463	—	—	55,463
Investments held-to-maturity	—	140,676	—	—	140,676
Deposits and pre-acquisition costs on real estate	2,002,154	—	32,063	—	2,034,217
Investments in unconsolidated entities	1,143,909	—	599,852	276,244	2,020,005
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,512,038	135,377	73,187	44,464	1,765,066
	$33,628,392	3,566,546	1,381,513	657,852	39,234,303
Liabilities:
Notes and other debts payable, net	$2,816,482	2,163,805	3,741	—	4,984,028
Accounts payable and other liabilities	6,911,512	283,234	274,436	79,127	7,548,309
	$9,727,994	2,447,039	278,177	79,127	12,532,337

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	November 30, 2022
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,616,124	139,378	17,827	5,391	4,778,720
Restricted cash	23,046	14,004	—	—	37,050
Receivables, net (1)	673,980	826,163	114,134	—	1,614,277
Inventories	19,698,286	—	401,619	—	20,099,905
Loans held-for-sale (2)	—	1,776,311	—	—	1,776,311
Investments in equity securities (3)	—	—	—	391,026	391,026
Investments available-for-sale (4)	—	—	—	35,482	35,482
Loans held-for-investment, net	—	45,636	—	—	45,636
Investments held-to-maturity	—	143,251	—	—	143,251
Deposits and pre-acquisition costs on real estate	1,733,725	—	28,823	—	1,762,548
Investments in unconsolidated entities	1,173,164	—	648,126	316,523	2,137,813
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,323,478	119,815	46,808	40,117	1,530,218
	$32,684,162	3,254,257	1,257,337	788,539	37,984,295
Liabilities:
Notes and other debts payable, net	$4,047,294	2,135,093	16,749	—	6,199,136
Accounts payable and other liabilities	6,931,352	218,811	296,735	97,894	7,544,792
	$10,978,646	2,353,904	313,484	97,894	13,743,928
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2023 and November 30, 2022, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $121.0 million and $178.0 million without readily available fair values as of November 30, 2023 and November 30, 2022, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
Financial information relating to the Company’s segments was as follows:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Revenues:
Homebuilding	$32,660,987	31,951,335	25,545,242
Financial Services	976,859	809,680	898,745
Multifamily (1)	573,485	865,603	665,232
Lennar Other	22,035	44,392	21,457
	$34,233,366	33,671,010	27,130,676
Earnings (loss) before income taxes:
Homebuilding	$5,527,707	6,777,317	5,031,762
Financial Services (2)	509,461	383,302	491,014
Multifamily	(50,651)	69,493	21,453
Lennar Other (3)	(209,788)	(734,649)	733,035
Corporate and Unallocated (4)	(574,425)	(480,897)	(458,206)
	$5,202,304	6,014,566	5,819,058
(1)Revenues for Multifamily for the year ended November 30, 2022 included $237.5 million of land sales to unconsolidated entities.
(2)Financial Services operating earnings for the year ended November 30, 2022, included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgement.
(3)Operating loss for Lennar Other for the year ended November 30, 2023 included $50.2 million of mark-to-market unrealized losses on the Company's publicly traded technology investments and a $65.0 million write-off of one of the Company's non-public technology investments. Operating loss for Lennar Other for the year ended November 30, 2022 included $655.1 million of mark-to-market unrealized losses on the Company's publicly traded technology investments. Operating earnings for Lennar Other for the year ended November 30, 2021 included $510.8 million of mark-to-market unrealized gains on the Company's publicly traded technology investments.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(4)Corporate and unallocated expenses primarily represent costs of operations at the Company's corporate headquarters in Miami. These operations include the Company's executive offices, information technology, treasury, corporate accounting and tax, legal, internal audit and human resources. Also included are property expenses related to the leases of corporate offices, data processing, general corporate expenses and charitable foundation contributions to the Lennar Foundation.
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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company's Homebuilding segments were as follows:

	November 30,
(In thousands)	2023	2022
East	$7,206,500	6,877,581
Central	3,868,564	4,010,610
Texas	3,337,280	3,742,663
West	11,298,812	12,182,709
Other	1,511,541	1,382,864
Corporate and Unallocated	6,405,695	4,487,735
Total Homebuilding	$33,628,392	32,684,162

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial information relating to the Company’s homebuilding segments was as follows:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Revenues:
East	$9,651,710	9,266,013	6,870,944
Central	6,177,004	5,846,023	4,826,535
Texas	4,707,285	4,227,771	3,241,321
West	12,086,172	12,571,386	10,563,756
Other	38,816	40,142	42,686
	$32,660,987	31,951,335	25,545,242
Operating earnings (loss):
East	$2,147,330	2,240,256	1,455,432
Central	949,542	889,231	720,419
Texas	788,548	929,237	730,465
West	1,712,966	2,773,597	2,192,446
Other	(70,679)	(55,004)	(67,000)
	$5,527,707	6,777,317	5,031,762

Interest expense:
East	$60,343	78,345	90,314
Central	41,429	54,547	58,899
Texas	29,754	29,442	28,764
West	115,600	140,017	176,633
Other	10,467	10,380	10,763
	$257,593	312,731	365,373

Depreciation and amortization:
East	$36,723	24,888	24,531
Central	23,643	15,219	16,118
Texas	10,227	9,354	9,821
West	62,374	54,055	49,691
Other	286	774	1,238
	$133,253	104,290	101,399

Net addition to (disposal of) operating properties and equipment:
East	$1,024	2,651	219
Central	1,144	363	239
Texas	679	136	(9)
West	1,176	1,414	26,375
Other	45,754	6,537	14,950
	$49,777	11,101	41,774
Financial Services
Operations of the Financial Services segment include mortgage financing, title and closing services primarily for buyers of the Company’s homes. They also include originating and selling into securitizations commercial mortgage loans through its LMF Commercial business. The Financial Services segment sells substantially all of the loans it originates within a short period of time in the secondary mortgage market, the majority of which are sold on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry standard representations and warranties in the loan sale agreements. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At November 30, 2023, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
December 2023 (1)	$500,000	—	500,000
April 2024	250,000	250,000	500,000
May 2024 (2)	1,500,000	—	1,500,000
June 2024	100,000	400,000	500,000
September 2024	100,000	100,000	200,000
Total residential facilities	$2,450,000	750,000	3,200,000
LMF commercial facilities maturing:
November 2023 (1)	100,000	—	100,000
December 2023 (3)	400,000	—	400,000
Total LMF commercial facilities	$500,000	—	500,000
Total			$3,700,000
(1)Subsequent to November 30, 2023, the maturity date of December 2023 was extended to March 2024 and the maturity date of November 2023 was extended to January 2024.
(2)In December 2023, the maximum aggregate commitment was reduced to $600 million until maturity in May 2024.
(3)Consists of two commercial facilities each with maximum aggregate commitment amounts of $200 million. Subsequent to November 30, 2023, one of the facility's maturity date was extended to December 2024.
The Financial Services segment uses the residential mortgage loan warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to the Company and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial facilities finance LMF Commercial loan originations and securitization activities and were secured by up to 80% interests in the originated commercial loans financed.
Borrowings and collateral under the facilities were as follows:

	November 30,
(In thousands)	2023	2022
Borrowings under residential facilities	$2,020,187	1,877,411
Collateral under residential facilities	2,097,020	1,950,155
Borrowings under LMF Commercial facilities	12,525	124,399
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the years ended November 30, 2023 and 2022. As of November 30, 2023 and 2022, loan origination liabilities were $17.6 million and $11.8 million, respectively, and included in Financial Services’ liabilities in the Company's consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Years Ended November 30,
(Dollars in thousands)	2023	2022
Originations (1)	$466,043	740,345
Sold	$430,707	715,933
Securitizations	10	6
(1)During both years ended November 30, 2023 and 2022, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At November 30, 2023 and 2022, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the years ended November 30, 2023 and 2022. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

	November 30
(Dollars in thousands)	2023	2022
Carrying value	$140,676	143,251
Outstanding debt, net of debt issuance costs	$131,093	133,283
Incurred interest rate	3.4%	3.4%

	November 30, 2023
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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
The Company has investments in Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor Technologies, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy International, Inc. ("Sunnova"), which are held at market and will therefore change depending on the value of the Company's

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized losses from mark-to-market adjustments on the Company's technology investments:

	Years Ended November 30,
(In thousands)	2023	2022
Blend Labs (BLND)	$(130)	(25,630)
Hippo (HIPO)	(19,210)	(222,447)
Opendoor (OPEN)	21,762	(265,276)
SmartRent (SMRT)	5,914	(78,177)
Sonder (SOND)	(700)	(2,339)
Sunnova (NOVA)	(57,798)	(61,225)
Lennar Other unrealized losses from technology investments	$(50,162)	(655,094)
Doma Holdings, Inc. ("Doma"), which went public during the year ended November 30, 2021, is an investment that was accounted for under the equity method due to the Company's significant ownership interest of 25% of Doma which allowed the Company to exercise significant influence. As of November 30, 2023, the Company's carrying value in Doma was zero as a result of allocated losses from Doma.
During the year ended November 30, 2023, the Company wrote off $65.0 million relating to one of the Company's non-public technology cost method investments which was recorded in Other income (expense), net and other gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).
3. Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

	November 30,
(In thousands)	2023	2022
Investments in unconsolidated entities (1) (2)	$1,143,909	1,173,164
Underlying equity in unconsolidated entities' net assets (1)	1,436,239	1,504,315
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of November 30, 2023 and 2022, the carrying amount of the Company's investment was $422.2 million and $382.9 million, respectively.
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

	Years Ended November 30,
(In thousands)	2023	2022	2021
Land sales revenues (1)	$222,200	94,513	57,944
Management fees and reimbursement of expenses, net of deferrals	16,306	20,792	16,464
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
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.4 billion as of both November 30, 2023 and 2022, of which the Company's maximum recourse exposure was $42.1 million and $9.1 million as of November 30, 2023 and 2022, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. The maintenance

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. The Company would be required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance. In a completion guarantee, the Company and its venture partners have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. As of November 30, 2023 and 2022, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $316.5 million and $333.6 million, respectively.
If the Company is required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company's investment in the unconsolidated entity and its share of any funds the entity distributes.
As of both November 30, 2023 and 2022, the fair values of the repayment guarantees, maintenance guarantees and completion guarantees were not material. The Company believes that as of November 30, 2023, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 4 of the Notes to Consolidated Financial Statements).
Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America has raised equity commitments totaling $1.6 billion. The commitments are primarily from institutional investors, including $125 million committed by Lennar. During the year ended November 30, 2023, Lennar delivered 558 homes to Upward America. As of November 30, 2023 and 2022, the carrying amount of the Company's investment in Upward America was $14.8 million and $37.7 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to them) have been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2023 and 2022, the fair value of the completion guarantees was immaterial. As of November 30, 2023 and 2022, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.4 billion and $1.0 billion, respectively.
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

	Years Ended November 30,
(In thousands)	2023	2022	2021
General contractor services, net of deferrals	$494,630	498,142	549,400
General contractor costs	471,676	478,620	533,398
Land sales to joint ventures	—	237,477	15,105
Management fee income, net of deferrals	67,901	63,823	56,573
The Multifamily segment includes Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "Fund"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the initial closing of the Fund. The Multifamily segment expects the Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the Fund is 4%. As of November 30, 2023, the Company has a $21.9 million investment in the Fund. Additional dollars will be committed as opportunities are identified by the Fund.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Details of LMV I and LMV II as of and during the year ended November 30, 2023 are included below:

(In thousands)	LMV I	LMV II
Lennar's carrying value of investment	$193,829	267,874
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar during the year ended November 30, 2023	—	—
(1)While there are remaining commitments with LMV I, there are no plans for additional capital calls.
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities includes fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds and investment vehicles totaled $148.7 million and $185.1 million as of November 30, 2023 and November 30, 2022, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds of $127.5 million and $131.5 million, as of November 30, 2023 and November 30, 2022, respectively.
Condensed Financial Information of Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to the Company's unconsolidated entities that are accounted for under the equity method, of which the Company's investments in unconsolidated entities were $2.0 billion and $2.1 billion as of November 30, 2023 and 2022, respectively. Financial information relating to the Company’s unconsolidated entities was as follows:

(In thousands)	November 30, 2023
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$460,851	67,755	121,110	649,716
Loans receivable	—	—	27,102	27,102
Real estate owned	—	—	102,398	102,398
Investment securities	—	—	2,267,270	2,267,270
Investments in partnerships	—	—	108,532	108,532
Inventories	5,267,619	—	—	5,267,619
Operating properties and equipment	33,151	7,528,024	—	7,561,175
Other assets	1,223,438	861,321	169,858	2,254,617
	$6,985,059	8,457,100	2,796,270	18,238,429
Liabilities and equity:
Accounts payable and other liabilities	$782,802	253,531	146,593	1,182,926
Debt (1)	1,412,958	4,890,267	332,124	6,635,349
Equity	4,789,299	3,313,302	2,317,553	10,420,154
	$6,985,059	8,457,100	2,796,270	18,238,429

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	November 30, 2022
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$366,276	53,121	413,698	833,095
Loans receivable	—	—	25,045	25,045
Real estate owned	—	—	213,103	213,103
Investment securities	—	—	2,543,715	2,543,715
Investments in partnerships	—	—	165,599	165,599
Inventories	5,391,285	1,000	—	5,392,285
Operating properties and equipment	56,687	7,090,294	—	7,146,981
Other assets	1,378,156	523,152	223,821	2,125,129
	$7,192,404	7,667,567	3,584,981	18,444,952
Liabilities and equity:
Accounts payable and other liabilities	$994,603	245,266	170,649	1,410,518
Debt (1)	1,383,302	4,318,774	333,317	6,035,393
Equity	4,814,499	3,103,527	3,081,015	10,999,041
	$7,192,404	7,667,567	3,584,981	18,444,952
(1)Debt noted above is net of debt issuance costs. As of November 30, 2023 and 2022, this includes $13.0 million and $18.4 million, respectively, for Homebuilding, $19.5 million and $26.4 million, respectively, for Multifamily and an immaterial amount of debt issuance costs for Lennar Other.

(In thousands)
Statement of Operations Years Ended:	Revenues	Cost and expenses	Other income (expense), net (1)	Net earnings (loss) of unconsolidated entities	Equity in earnings (loss) from unconsolidated entities
November 30, 2023	$1,857,757	2,160,564	(563,222)	(866,029)	(144,610)
November 30, 2022	1,747,336	1,695,272	197,056	249,120	(36,302)
November 30, 2021	1,383,266	1,448,775	187,625	122,116	48,993
(1)Other income (expense), net included realized and unrealized gains (losses) on investments.
4. Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2023	2022
4.500% senior notes due 2024 (1)	$453,682	648,975
4.750% senior notes due 2025	499,336	498,892
5.25% senior notes due 2026	403,040	404,257
5.00% senior notes due 2027	351,357	351,741
4.75% senior notes due 2027 (1)	797,347	896,259
4.875% senior notes due December 2023	—	399,169
5.875% senior notes due 2024	—	434,128
Mortgage notes on land and other debt	311,720	413,873
	$2,816,482	4,047,294
(1)During the year ended November 30, 2023, the Company repurchased $196.1 million and $100.0 million aggregate principal amount of 4.500% senior notes due April 2024 and 4.75% senior notes due November 2027, respectively, through open market repurchases.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $4.2 million and $7.6 million, as of November 30, 2023 and 2022, respectively.
In November 2023, the Company redeemed $378 million aggregate principal amount of its 4.875% senior notes due December 2023 at an early redemption price of 100% of the principal amount outstanding. In addition, during the year ended November 30, 2023, the Company repurchased $21.8 million aggregate principal amount of these senior notes through open market repurchases.
In August 2023, the Company redeemed $425 million aggregate principal amount of its 5.875% senior notes due November 2024 at an early redemption price of 100% of the principal amount outstanding using cash on hand, resulting in a pre-tax gain of $6.0 million, included in Homebuilding other income (expense), net.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	November 30, 2023
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitments	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. As of both November 30, 2023 and 2022, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2023. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2023, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The Company's outstanding letters of credit and surety bonds are below:

	November 30,
(In thousands)	2023	2022
Performance letters of credit	$1,404,541	1,259,033
Financial letters of credit	417,976	503,659
Surety bonds	4,508,428	4,136,715
Anticipated future costs primarily for site improvements related to performance surety bonds	2,499,680	2,273,694
The terms of each of the Company's senior notes outstanding at November 30, 2023 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Date Issued
(Dollars in thousands)
4.500% senior notes due 2024	$650,000	$644,838	100%	April 2017
4.750% senior notes due 2025	500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027	900,000	894,650	100%	November 2017
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
(3)These notes represent obligations of CalAtlantic when it was acquired that were subsequently exchanged in part for the notes of the Company. As part of the purchase accounting, the senior notes have been recorded at their fair value as of the date of acquisition (February 12, 2018).
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
The terms of the Company's mortgage on land and other debt at November 30, 2023 were as follows:

	As of November 30,		Various Maturity Dates Through	Interest Rates Up To	Average Interest Rate
(Dollars in thousands)	2023	2022
Carrying value	$311,720	413,873	2031	7.5%	4.6%
Retired during the year	11,835	48,079
The minimum aggregate principal maturities of Homebuilding senior notes and other debts payable during the five years subsequent to November 30, 2023 and thereafter are as follows:

(In thousands)	Debt Maturities
2024	$483,415
2025	673,859
2026	455,961
2027	1,165,021
2028	3,974
Thereafter	33,355
The Company expects to pay its near-term maturities as they come due through either cash generated from operations, the issuance of additional debt or equity offerings or borrowings under the Company's Credit Facility.
5. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Current:
Federal	$1,037,229	1,282,037	924,474
State	271,752	330,681	245,941
	$1,308,981	1,612,718	1,170,415
Deferred:
Federal	$(53,474)	(193,667)	149,349
State	(14,494)	(52,986)	42,745
	(67,968)	(246,653)	192,094
	$1,241,013	1,366,065	1,362,509
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2023	2022	2021
Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	4.09	4.52	4.03
Tax credits (1)	(1.48)	(2.16)	(1.73)
Nondeductible compensation	—	—	0.49
Tax reserves and interest expense, net (2)	—	(0.83)	0.03
Deferred tax asset valuation allowance, net	(0.01)	—	(0.01)
Other	0.36	0.31	(0.29)
Effective rate	23.96%	22.84%	23.52%
(1)During fiscal year 2022, Congress enacted the Inflation Reduction Act which included a retroactive extension of the new energy efficient home tax credit through 2032.
(2)Includes a $50.2 million benefit related to the resolution of an uncertain tax position during fiscal year 2022.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	November 30,
(In thousands)	2023	2022
Deferred tax assets:
Inventory valuation adjustments	$39,641	83,330
Reserves and accruals	193,156	199,451
Net operating loss carryforwards	52,591	61,741
Capitalized expenses	208,392	241,887
Investments in unconsolidated entities	65,254	16,311
Employee stock incentive plan	40,270	37,573
Unrealized losses on investments in equity securities	53,684	29,903
Other assets	51,785	52,770
Total deferred tax assets	704,773	722,966
Valuation allowance	(2,333)	(2,903)
Total deferred tax assets after valuation allowance	702,440	720,063
Deferred tax liabilities:
Capitalized expenses	151,912	177,726
Deferred income	168,316	253,659
Other liabilities	55,734	46,270
Total deferred tax liabilities	375,962	477,655
Net deferred tax assets	$326,478	242,408
The detail of the Company's net deferred tax assets (liabilities) was as follows:

	Years Ended November 30,
(In thousands)	2023	2022
Net deferred tax assets:
Homebuilding	$163,917	154,143
Financial Services	36,821	15,376
Multifamily	54,786	26,675
Lennar Other	70,954	46,214
Net deferred tax assets	$326,478	242,408

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

	As of November 30,
(In thousands)	2023	2022
Valuation allowance (1)	$(2,333)	(2,903)
Federal tax effected NOL carryforwards (2)	26,375	29,672
State tax effected NOL carryforwards (3)	26,216	32,069
(1)As of November 30, 2023 and 2022, the deferred tax assets included valuation allowances primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2)As of November 30, 2023 and 2022, the Company had federal tax effected NOL carryforwards that may be carried forward to offset future taxable income and begin to expire in 2029.
(3)As of November 30, 2023 and 2022, the Company had state tax effected NOL carryforwards that may be carried forward from 10 to 20 years or indefinitely, depending on the tax jurisdiction, with certain losses expiring between 2023 and 2041.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Gross unrecognized tax benefits, beginning of year	$—	12,285	12,285
Decreases due to settlements with tax authorities	—	(12,285)	—
Gross unrecognized tax benefits, end of year	$—	—	12,285
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2023	2022
Accrued interest and penalties, beginning of the year	$—	59,937
Accrual of interest and penalties (primarily related to state audits)	95	—
Reduction of interest and penalties	(95)	(59,937)
Accrued interest and penalties, end of the year	$—	—
The IRS is currently examining the Company's federal income tax returns for fiscal year 2022, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal year 2015 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP". This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.
6. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2023	2022	2021
Numerator:
Net earnings attributable to Lennar	$3,938,511	4,614,125	4,430,111
Less: distributed earnings allocated to nonvested shares	5,514	4,471	2,690
Less: undistributed earnings allocated to nonvested shares	43,022	47,509	50,229
Numerator for basic earnings per share	3,889,975	4,562,145	4,377,192
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	—	4,919	2,907
Numerator for diluted earnings per share	$3,889,975	4,557,226	4,374,285
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	283,319	289,824	306,612
Denominator for diluted earnings per share - weighted average common shares outstanding	283,319	289,824	306,612
Basic earnings per share	$13.73	15.74	14.28
Diluted earnings per share	$13.73	15.72	14.27
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For the years ended November 30, 2023, 2022 and 2021, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
7. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at November 30, 2023 and 2022, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2023		2022
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$55,463	55,463	45,636	45,647
Investments held-to-maturity	Level 3	140,676	139,396	143,251	143,208
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$2,816,482	2,785,712	4,047,294	3,993,242
Financial Services notes and other debts payable, net	Level 2	2,163,805	2,164,441	2,135,093	2,135,797
Multifamily notes payable, net	Level 2	3,741	3,741	16,749	16,749
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
Level 3:    Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at November 30,
(In thousands)	Fair Value Hierarchy	2023	2022
Financial Services Assets:
Residential loans held-for-sale	Level 2	$2,073,350	1,750,712
LMF Commercial loans held-for-sale	Level 3	13,459	25,599
Mortgage servicing rights	Level 3	3,440	3,463
Forward options	Level 1	5,937	9,473
Lennar Other Assets:
Investments in equity securities	Level 1	176,198	212,981
Investments available-for-sale	Level 3	37,953	35,482

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	November 30,
	2023		2022
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$2,083,776	(10,426)	1,734,480	16,233
LMF Commercial loans held-for-sale	13,650	(191)	24,000	1,599
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
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of November 30, 2023 and 2022. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

November 30, 2023
Unobservable inputs
Mortgage prepayment rate	8%
Discount rate	13%
Delinquency rate	9%
Forward options - Fair value of forward options is based on independent quoted market prices for similar financial instruments. The fair value     of these are included in Financial Services' other assets and the Company recognizes the changes in the fair value of the premium paid as Financial Services' Revenue.
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other unrealized gains (losses) from technology investments on the Company’s consolidated statements of operations and comprehensive income (loss).
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(26,658)	(33,287)	(14,449)
Mortgage loan commitments	1,016	43,695	(8,302)
Forward contracts	(28,431)	(48,790)	11,513
Forward options	(522)	(142)	—
Changes in fair value included in Lennar Other unrealized gains (losses) from technology investments:
Investments in equity securities	$(50,162)	(655,094)	510,802
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$2,471	1,464	(536)
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Years Ended November 30,
	2023		2022
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	25,599	2,492	68
Purchases/loan originations	200	466,043	353	740,345
Sales/loan originations sold, including those not settled	—	(430,707)	—	(715,933)
Disposals/settlements	(277)	(45,667)	(404)	—
Changes in fair value (1)	54	(191)	1,022	1,599
Interest and principal paydowns	—	(1,618)	—	(480)
Ending balance	$3,440	13,459	3,463	25,599
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

	Years Ended November 30,
		2023			2022			2021
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (2)	Level 3	$458,569	396,795	(61,774)	347,300	295,663	(51,637)	32,364	16,342	(16,022)
Land and land under development (2)	Level 3	72,061	49,539	(22,522)	183,737	126,135	(57,602)	35,775	26,841	(8,934)
Other assets (2)	Level 3	—	—	—	—	—	—	12,764	12,024	(740)
Investments in unconsolidated entities (3)	Level 3	78,834	37,792	(41,042)	1,454	—	(1,454)	—	—	—
(1)Represents losses due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses. During the years ended November 30, 2023 and 2022, total losses, net, for land and land under development included $19.9 million and $47.9 million, respectively, of deposit and pre-acquisition cost write-offs.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(3)Valuation adjustments related to investments in unconsolidated entities were primarily included in Homebuilding other income (expense), net in the Company's consolidated statements of operations and comprehensive income for the year ended November 30, 2023.
During the year ended November 30, 2023, the Company wrote off $65.0 million relating to one of the Company's non-public technology cost method investments which was recorded in Other income (expense), net and other gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).
See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Homebuilding inventory.
8. Variable Interest Entities
During the year ended November 30, 2023, the Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities ("VIEs") that were consolidated or deconsolidated during the year ended November 30, 2023.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	As of November 30,
	2023		2022
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$659,224	787,226	586,935	718,719
Multifamily (2)	384,718	402,735	607,484	633,934
Financial Services (3)	140,676	140,676	143,251	143,251
Lennar Other (4)	56,009	56,009	55,952	55,952
	$1,240,627	1,386,646	1,393,622	1,551,856
(1)As of November 30, 2023 and 2022, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $69.8 million and $77.3 million, respectively. In addition, as of November 30, 2023, there was recourse debt of VIEs of $42.1 million and as of November 30, 2022, there was $52.7 million of receivables relating to a short-term loan and management fee owed to the Company by Upward America.
(2)As of November 30, 2023 and 2022, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV I and LMV II in addition to the investment also included the remaining combined equity commitment of $12.8 million and $19.3 million as of November 30, 2023 and 2022, respectively, for future expenditures related to the construction and development of its projects. The decrease in exposure for the year ended November 30, 2023 is primarily due to the removal of LMV I as the Fund does not expect to call for equity in the future. As a result, LMV I is not a VIE as of November 30, 2023.
(3)As of both November 30, 2023 and 2022, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)At November 30, 2023, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of November 30, 2023 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
Option Contracts
The Company has access to land through option contracts, which generally enable it to control portions of properties owned by third parties (including land banks) until the Company has determined whether to exercise the options.
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. Land under option with third party holding companies that the Company was economically compelled to takedown was $1.2 billion as of November 30, 2023 and is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $1.8 billion as of November 30, 2023.
The Company’s exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

	November 30,
(In thousands)	2023	2022
Non-refundable option deposits and pre-acquisition costs	$1,949,219	1,990,946
Letters of credit in lieu of cash deposits under certain land and option contracts	198,920	163,942
For the year ended November 30, 2023, the Company purchased a significant portion of land from one land bank (the "land bank”). There were no amounts due to the land bank as of November 30, 2023, resulting from land purchases as the full purchase price of the land is typically paid to the land bank at closing when land is purchased by the Company. As of November 30, 2023, the total deposits and pre-acquisition costs on real estate relating to contracts with the land bank were $438.7 million. As of November 30, 2023, total consolidated inventory not owned and liabilities related to consolidated inventory not owned relating to contracts with the land bank were $693.1 million and $577.9 million, respectively.
The Company believes there are other land banks that could be substituted should the land bank become unavailable or non-competitive with respect to land banking of future land. Thus, the Company does not believe that the loss of the Company’s relationship with this land bank would have a material adverse effect on the Company’s business, financial condition or cash flows.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land banks) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2023, the Company had $1.9 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were recorded in deposits and pre-acquisition costs on real estate in the consolidated balance sheet.
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

(Dollars in thousands)	November 30, 2023
Right-of-use assets	$145,812
Lease liabilities	$154,271
Weighted-average remaining lease term (in years)	7.5
Weighted-average discount rate	3.4%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2023 were as follows:

(In thousands)	Lease Payments
2024	$33,895
2025	29,836
2026	24,119
2027	19,684
2028 and thereafter	66,355
Total future minimum lease payments (1)	$173,889
Less: Interest (2)	19,618
Present value of lease liabilities (2)	$154,271
(1)Future minimum lease payments exclude variable lease costs and short-term lease costs, which were $21.1 million and $2.0 million, respectively.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of November 30, 2023, the Company recognized the lease liabilities on its consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities were as follows:

	Years Ended November 30,
(In thousands)	2023	2022	2021
Rental expense	$104,653	105,414	84,991
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the years ended November 30, 2023 and 2022, the Company had an immaterial amount of sublease income.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.8 billion at November 30, 2023. Additionally, at November 30, 2023, the Company had outstanding surety bonds of $4.5 billion including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2023, there were approximately $2.5 billion, or 55%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Substantially all of the loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers continue to try to defray any losses incurred by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors or others could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's consolidated balance sheets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together "Co-CEOs") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2023. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including both of our Co-CEOs and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2023. The effectiveness of our internal control over financial reporting as of November 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2023, of the Company and our report dated January 26, 2024 expressed an unqualified opinion on those financial statements.
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
January 26, 2024

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Executive Officers of Lennar Corporation" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to each of our Co-Chief Executive Officers and President, our Chief Financial Officer and our Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2024 (120 days after the end of our fiscal year).
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2024 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2024 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2023:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	162,338	$100.00	11,581,811
Equity compensation plans not approved by stockholders	—	—	—
Total	162,338	$100.00	11,581,811
(1)Both shares of Class A and Class B common stock may be issued.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2024 (120 days after the end of our fiscal year).
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2024 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a)Documents filed as part of this Report.
1.The following financial statements are contained in Item 8:
2.The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Schedule II—Valuation and Qualifying Accounts	89
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

4.6
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 2.95% Senior Notes due 2020 and the form of 4.75% Senior Notes due 2027 - Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

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

10.6*
Aircraft Time Sharing Agreement, dated December 4, 2023, between U.S. Home, LLC and Stuart Miller - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 4, 2023.

10.7*
Aircraft Time Sharing Agreement, dated December 4, 2023, between U.S. Home, LLC and Jonathan M. Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated December 4, 2023.

10.8
Separation Agreement and General Release, dated July 14, 2023, between Lennar Corporation and Rick Beckwitt - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 14, 2023.

10.9*
Form of 2020 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2020.

10.10*
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

10.12*
2022 Award Agreements under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2022.

10.13*
Form of 2022 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2022.

10.14*
Amended and Restated 2022 Award Agreements under the Incentive Plan for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

10.15*
Form of the Amended and Restated 2022 Award Agreement under the Equity Plan for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

10.16*
Form of the 2022 Award Agreement for Performance Shares granted under the Equity Plan for Mr. Miller, Mr. Beckwitt and Mr. Jaffe - Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

10.17*
2023 Award Agreements under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2023.

10.18*
Form of 2023 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Beckwitt, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2023.

21**	List of subsidiaries.

22.1**	List of guarantor subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14a/15d-14(a) Certification of Stuart Miller.

31.2**	Rule 13a-14a/15d-14(a) Certification of Jonathan M. Jaffe.

31.3**	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.

32***	Section 1350 Certifications of Stuart Miller, Jonathan M. Jaffe and Diane Bessette.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2023, filed on January 26, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

101.INS**	iXBRL Instance Document.
101.SCH**	iXBRL Taxonomy Extension Schema Document.
101.CAL**	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	iXBRL Taxonomy Extension Definition.
101.LAB**	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	iXBRL Taxonomy Presentation Linkbase Document.
104***	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2023 was formatted in iXBRL.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
****    Included in Exhibit 101.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART MILLER
Stuart Miller
Executive Chairman and Co-Chief Executive Officer
Date:	January 26, 2024

LENNAR CORPORATION

/S/ JONATHAN M. JAFFE
Jonathan M. Jaffe
Co-Chief Executive Officer and President
Date:	January 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart Miller	/S/ STUART MILLER
Executive Chairman, Co-Chief Executive Officer and Director	Date:	January 26, 2024

Jonathan M. Jaffe	/S/ JONATHAN M. JAFFE
Co-Chief Executive Officer, President and Director	Date:	January 26, 2024

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President, Chief Financial Officer and Treasurer	Date:	January 26, 2024

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Vice President and Controller	Date:	January 26, 2024

Directors:

Amy Banse	/S/ AMY BANSE
	Date:	January 26, 2024

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 26, 2024

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 26, 2024

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 26, 2024

Teri McClure	/S/ TERI MCCLURE
	Date:	January 26, 2024

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 26, 2024

Dacona Smith	/S/ DACONA SMITH
	Date:	January 26, 2024

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 26, 2024

Serena Wolfe	/S/ SERENA WOLFE
	Date:	January 26, 2024

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2023, 2022 and 2021

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2023
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,179	274	(79)	—	2,374
Allowance for loan losses against loans receivable	$11,130	5,419	—	(1,135)	15,414
Allowance against net deferred tax assets	$2,903	89	—	(659)	2,333
Year ended November 30, 2022
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,531	145	(497)	—	2,179
Allowance for loan losses against loans receivable	$2,091	9,127	—	(88)	11,130
Allowance against net deferred tax assets	$2,693	784	—	(574)	2,903
Year ended November 30, 2021
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,394	79	59	(1)	2,531
Allowance for loan losses against loans receivable	$4,012	—	(31)	(1,890)	2,091
Allowance against net deferred tax assets	$4,411	—	(1,556)	(162)	2,693