Form 10-Q
period 2024-02-29
LENNAR CORP /NEW/
filed 2024-03-29
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of February 29, 2024:
Class A 245,036,430
Class B 33,307,143

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	February 29,	November 30,
	2024 (1)	2023 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$4,950,128	6,273,724
Restricted cash	12,635	13,481
Receivables, net	897,371	887,992
Inventories:
Finished homes and construction in progress	11,092,036	10,455,666
Land and land under development	4,734,113	4,904,541
Inventory owned	15,826,149	15,360,207
Consolidated inventory not owned	3,547,921	2,992,528
Inventory owned and consolidated inventory not owned	19,374,070	18,352,735
Deposits and pre-acquisition costs on real estate	2,408,877	2,002,154
Investments in unconsolidated entities	1,206,564	1,143,909
Goodwill	3,442,359	3,442,359
Other assets	1,473,563	1,512,038
	33,765,567	33,628,392
Financial Services	3,056,442	3,566,546
Multifamily	1,379,279	1,381,513
Lennar Other	749,911	657,852
Total assets	38,951,199	39,234,303
(1)Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations (“ASC 810”), the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities (“VIEs”) and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations.
As of February 29, 2024, total assets include $2.7 billion related to consolidated VIEs of which $40.8 million is included in Homebuilding cash and cash equivalents, $2.0 million in Homebuilding receivables, net, $9.8 million in Homebuilding finished homes and construction in progress, $633.4 million in Homebuilding land and land under development, $67.1 million in Homebuilding deposits and pre-acquisition costs on real estate, $1.9 billion in Homebuilding consolidated inventory not owned, $0.3 million in Homebuilding investments in unconsolidated entities, $26.7 million in Homebuilding other assets and $33.1 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	February 29,	November 30,
	2024 (2)	2023 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,565,464	1,631,401
Liabilities related to consolidated inventory not owned	3,043,888	2,540,894
Senior notes and other debts payable, net	2,830,332	2,816,482
Other liabilities	2,689,263	2,739,217
	10,128,947	9,727,994
Financial Services	1,721,333	2,447,039
Multifamily	249,625	278,177
Lennar Other	73,364	79,127
Total liabilities	12,173,269	12,532,337
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 29, 2024 and November 30, 2023 - 400,000,000 shares; Issued: February 29, 2024 - 259,834,181 shares and November 30, 2023 - 258,475,012 shares	25,983	25,848
Class B common stock of $0.10 par value; Authorized: February 29, 2024 and November 30, 2023 - 90,000,000 shares; Issued: February 29, 2024 - 36,601,215 shares and November 30, 2023 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,651,836	5,570,009
Retained earnings	22,949,315	22,369,368
Treasury stock, at cost; February 29, 2024 - 14,797,751 shares of Class A common stock and 3,294,072 shares of Class B common stock; November 30, 2023 - 11,207,889 shares of Class A common stock and 2,920,200 shares of Class B common stock	(1,988,200)	(1,393,100)
Accumulated other comprehensive income	5,241	4,879
Total stockholders’ equity	26,647,835	26,580,664
Noncontrolling interests	130,095	121,302
Total equity	26,777,930	26,701,966
Total liabilities and equity	$38,951,199	39,234,303
(2)As of February 29, 2024, total liabilities include $1.8 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $17.7 million is included in Homebuilding accounts payable, $1.7 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debts payable, $88.5 million in Homebuilding other liabilities, and $0.9 million in Multifamily liabilities.
As of November 30, 2023, total liabilities include $1.2 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $53.7 million is included in Homebuilding accounts payable, $1.1 billion in Homebuilding liabilities related to consolidated inventory not owned, $38.1 million in Homebuilding other liabilities, and $4.1 million in Multifamily liabilities.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues:
Homebuilding	$6,930,991	6,156,305
Financial Services	249,720	182,981
Multifamily	129,677	143,523
Lennar Other	2,542	7,620
Total revenues	7,312,930	6,490,429
Costs and expenses:
Homebuilding	5,977,536	5,274,714
Financial Services	118,424	104,244
Multifamily	132,667	148,956
Lennar Other	9,088	6,476
Corporate general and administrative	157,321	126,106
Charitable foundation contribution	16,798	13,659
Total costs and expenses	6,411,834	5,674,155
Equity in losses from unconsolidated entities	(30,545)	(31,187)
Other income (expense), net and other gains (losses)	65,372	23,320
Lennar Other unrealized losses from technology investments	(5,137)	(23,954)
Earnings before income taxes	930,786	784,453
Provision for income taxes	(210,865)	(185,145)
Net earnings (including net earnings attributable to noncontrolling interests)	719,921	599,308
Less: Net earnings attributable to noncontrolling interests	587	2,774
Net earnings attributable to Lennar	$719,334	596,534
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale	$362	851
Total other comprehensive income, net of tax	$362	851
Total comprehensive income attributable to Lennar	$719,696	597,385
Total comprehensive income attributable to noncontrolling interests	$587	2,774
Basic earnings per share	$2.57	2.06
Diluted earnings per share	$2.57	2.06

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$719,921	599,308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,139	20,305
Amortization of discount/premium and accretion on debt, net	39	(838)
Equity in loss from unconsolidated entities	30,545	31,187
Distributions of earnings from unconsolidated entities	8,422	4,623
Share-based compensation expense	87,680	86,558
Deferred income tax (benefit) expense	11,979	(81,940)
Loans held-for-sale unrealized loss	46,052	31,462
Lennar Other unrealized losses from technology investments and other (gains) losses	2,555	21,372
Gain on sale of other assets	(2,671)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	6,609	25,846
Changes in assets and liabilities:
Decrease in receivables	379,102	602,757
Increase in inventories, excluding valuation adjustments	(285,023)	(156,229)
Increase in deposits and pre-acquisition costs on real estate	(410,936)	(21,476)
Decrease (increase) in other assets	19,061	(5,557)
Decrease in loans held-for-sale	53,797	511,807
Decrease in accounts payable and other liabilities	(326,404)	(690,980)
Net cash provided by operating activities	367,867	978,205
Cash flows from investing activities:
Net additions of operating properties and equipment	(72,925)	(5,423)
Proceeds from the sale of other assets	5,094	—
Investments in and contributions to unconsolidated entities	(117,593)	(57,281)
Distributions of capital from unconsolidated entities	35,330	23,993
Decrease in Financial Services loans held-for-investment	2,749	418
Purchases of investment securities	(2,063)	—
Proceeds from maturities/sales of investment securities	1,493	1,938
Net cash used in investing activities	$(147,915)	(36,355)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from financing activities:
Net repayments under warehouse facilities	$(599,514)	(963,455)
Principal payments on notes payable and other borrowings	(3,750)	(26,621)
Proceeds from other borrowings	6,230	—
Proceeds from liabilities related to consolidated inventory not owned	67,650	70,369
Payments related to liabilities related to consolidated inventory not owned	(252,446)	(177,891)
Payments related to other liabilities, net	(16,922)	(1,257)
Receipts related to noncontrolling interests	5,796	2,497
Payments related to noncontrolling interests	(1,979)	(21,256)
Common stock:
Repurchases	(595,100)	(257,958)
Dividends	(139,387)	(107,891)
Net cash used in financing activities	(1,529,422)	(1,483,463)
Net decrease in cash and cash equivalents and restricted cash	(1,309,470)	(541,613)
Cash and cash equivalents and restricted cash at beginning of period	6,570,938	4,815,770
Cash and cash equivalents and restricted cash at end of period	$5,261,468	4,274,157
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$4,950,128	4,057,956
Financial Services	233,846	163,000
Multifamily	27,091	15,075
Lennar Other	2,700	6,825
Homebuilding restricted cash	12,635	22,504
Financial Services restricted cash	35,068	8,797
	$5,261,468	4,274,157
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding and Multifamily:
Purchases of inventories, land under development and other assets financed by sellers	$23,081	13,500

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2023. The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 29, 2024 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of February 29, 2024 and November 30, 2023 included $512.0 million and $594.8 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During the three months ended February 29, 2024 and February 28, 2023, the Company granted employees 1.2 million and 1.6 million of nonvested shares, respectively.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on the Company’s condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its condensed consolidated financial statements and disclosures.
Reclassifications
Certain amounts in the Company's condensed consolidated statement of operations of prior year have been reclassified to conform to the fiscal 2024 presentation. These reclassifications had no impact on the Company's total assets, total equity, revenues or net earnings in its condensed consolidated financial statements.

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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	February 29, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,950,128	233,846	27,091	2,700	5,213,765
Restricted cash	12,635	35,068	—	—	47,703
Receivables, net (1)	897,371	304,716	82,605	—	1,284,692
Inventory owned and consolidated inventory not owned	19,374,070	—	568,689	—	19,942,759
Loans held-for-sale (2)	—	1,986,715	—	—	1,986,715
Investments in equity securities (3)	—	—	—	294,246	294,246
Investments available-for-sale (4)	—	—	—	38,315	38,315
Loans held-for-investment, net	—	56,845	—	—	56,845
Investments held-to-maturity	—	139,706	—	—	139,706
Deposits and pre-acquisition costs on real estate	2,408,877	—	31,785	—	2,440,662
Investments in unconsolidated entities	1,206,564	—	586,438	289,691	2,082,693
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,473,563	109,847	82,671	124,959	1,791,040
Total assets	$33,765,567	3,056,442	1,379,279	749,911	38,951,199
Liabilities:
Notes and other debts payable, net	$2,830,332	1,564,290	—	—	4,394,622
Accounts payable, liabilities related to consolidated inventory not owned and other liabilities	7,298,615	157,043	249,625	73,364	7,778,647
Total liabilities	$10,128,947	1,721,333	249,625	73,364	12,173,269

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	November 30, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$6,273,724	159,491	39,334	1,948	6,474,497
Restricted cash	13,481	82,960	—	—	96,441
Receivables, net (1)	887,992	716,071	92,142	—	1,696,205
Inventory owned and consolidated inventory not owned	18,352,735	—	544,935	—	18,897,670
Loans held-for-sale (2)	—	2,086,809	—	—	2,086,809
Investments in equity securities (3)	—	—	—	297,243	297,243
Investments available-for-sale (4)	—	—	—	37,953	37,953
Loans held-for-investment, net	—	55,463	—	—	55,463
Investments held-to-maturity	—	140,676	—	—	140,676
Deposits and pre-acquisition costs on real estate	2,002,154	—	32,063	—	2,034,217
Investments in unconsolidated entities	1,143,909	—	599,852	276,244	2,020,005
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,512,038	135,377	73,187	44,464	1,765,066
Total assets	$33,628,392	3,566,546	1,381,513	657,852	39,234,303
Liabilities:
Notes and other debts payable, net	$2,816,482	2,163,805	3,741	—	4,984,028
Accounts payable, liabilities related to consolidated inventory not owned and other liabilities	6,911,512	283,234	274,436	79,127	7,548,309
Total liabilities	$9,727,994	2,447,039	278,177	79,127	12,532,337
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of February 29, 2024 and November 30, 2023, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $123.1 million and $121.0 million without readily available fair values as of February 29, 2024 and November 30, 2023, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Revenues:
Homebuilding	$6,930,991	6,156,305
Financial Services	249,720	182,981
Multifamily	129,677	143,523
Lennar Other	2,542	7,620
	$7,312,930	6,490,429
Earnings (loss) before income taxes:
Homebuilding	$1,028,796	906,839
Financial Services	131,296	78,737
Multifamily	(15,639)	(21,601)
Lennar Other	(39,548)	(39,757)
Corporate and Unallocated (1)	(174,119)	(139,765)
	$930,786	784,453
(1)Corporate and unallocated consists primarily of corporate general and administrative expenses and charitable foundation contributions.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Homebuilding Segments
Information about homebuilding activities in states which are not economically similar to other states in the same geographic areas is grouped under “Homebuilding Other,” which is not considered a reportable segment.
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
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Alabama, Florida, New Jersey and Pennsylvania
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee, and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC (“FivePoint”)
The assets related to the Company’s homebuilding segments were as follows:

	February 29, 2024	November 30, 2023
(In thousands)
East	$6,827,717	6,563,568
Central	4,737,106	4,511,496
Texas	3,632,938	3,337,280
West	11,933,146	11,298,812
Other	1,544,543	1,511,541
Corporate and Unallocated	5,090,117	6,405,695
Total Homebuilding	$33,765,567	33,628,392
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Revenues
East	$1,922,797	1,697,843
Central	1,396,455	1,226,141
Texas	1,071,786	1,022,052
West	2,530,061	2,205,061
Other	9,892	5,208
	$6,930,991	6,156,305

Operating earnings (loss)
East	$376,881	398,432
Central	161,616	156,286
Texas	168,513	125,319
West	308,787	230,500
Other	12,999	(3,698)
	$1,028,796	906,839

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Financial Services
Operations of the Financial Services segment include mortgage financing, title and closing services primarily for buyers of the Company’s homes. They also include originating and selling into securitizations commercial mortgage loans through its LMF Commercial business. Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title and closing services, and sales of property and casualty insurance, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations.
At February 29, 2024, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
March 2024 (1)	$500,000	—	500,000
April 2024	250,000	250,000	500,000
May 2024	600,000	—	600,000
June 2024	100,000	100,000	200,000
September 2024	100,000	100,000	200,000
Total residential facilities	$1,550,000	450,000	2,000,000
LMF commercial facilities maturing:
December 2024	200,000	—	200,000
January 2025	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$2,300,000
(1)Subsequent to February 29, 2024, the maturity date was extended to June 2024.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	February 29, 2024	November 30, 2023
Borrowings under the residential facilities	$1,344,468	2,020,187
Collateral under the residential facilities	1,395,837	2,097,020
Borrowings under the LMF Commercial facilities	89,555	12,525
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three months ended

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
February 29, 2024 and February 28, 2023. Loan origination liabilities were $17.7 million and $17.6 million as of February 29, 2024 and November 30, 2023, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended
(Dollars in thousands)	February 29, 2024	February 28, 2023
Originations (1)	$140,825	79,480
Sold	26,950	77,200
Securitizations	2	1
(1)During both the three months ended February 29, 2024 and February 28, 2023, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At February 29, 2024 and November 30, 2023, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three months ended February 29, 2024 and February 28, 2023. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	February 29, 2024	November 30, 2023
Carrying value	$139,706	140,676
Outstanding debt, net of debt issuance costs	130,267	131,093
Incurred interest rate	3.4%	3.4%

	February 29, 2024
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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
Lennar Other
Lennar Other primarily includes strategic investments in technology companies, primarily managed by the Company's LENX subsidiary, and fund interests the Company retained when it sold the Rialto Capital Management (“Rialto”) asset and investment management platform. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments, along with equity in earnings (loss) from the Rialto fund investments and technology investments, realized and unrealized gains (losses) from investments in equity securities and other income (expense), net from the remaining assets related to the Company's former Rialto segment.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company has investments in Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”) and Sunnova Energy International, Inc. (“Sunnova”), which are held at market and will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on the Company's technology investments:

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Blend Labs (BLND)	$2,936	586
Hippo (HIPO)	16,449	6,632
Opendoor (OPEN)	1,315	(7,691)
SmartRent (SMRT)	(1,963)	1,305
Sonder (SOND)	51	(320)
Sunnova (NOVA)	(23,925)	(24,466)
Lennar Other unrealized losses from technology investments	$(5,137)	(23,954)
Doma Holdings, Inc. (“Doma”), which went public during the year ended November 30, 2021, is an investment that was accounted for under the equity method due to the Company's significant ownership interest of 25% of Doma which allowed the Company to exercise significant influence. As of February 29, 2024, the Company’s carrying value in Doma was zero as a result of allocated losses from Doma.
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	February 29, 2024	November 30, 2023
Investments in unconsolidated entities (1) (2)	$1,206,564	1,143,909
Underlying equity in unconsolidated entities' net assets (1)	1,473,819	1,436,239
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of February 29, 2024 and November 30, 2023, the carrying amount of the Company's investment was $444.5 million and $422.2 million, respectively.
As of February 29, 2024 and November 30, 2023, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $279.6 million and $316.5 million, respectively.
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
As of both February 29, 2024 and November 30, 2023, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of February 29, 2024, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023.
In 2021, the Company formed the Upward America Venture LP (“Upward America”), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America has raised equity commitments totaling $1.6 billion. The commitments are primarily from institutional investors, including $125 million committed by Lennar. As of February 29, 2024 and November 30, 2023, the carrying amount of the Company's investment in Upward America was $11.2 million and $14.8 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to Multifamily unconsolidated joint ventures, the Company (or entities related to them) have been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023. As of both February 29, 2024 and November 30, 2023, the fair value of the completion guarantees was immaterial. As of February 29, 2024 and November 30, 2023, Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $1.1 billion and $1.4 billion, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. Each Multifamily real estate investment trust, JV and fund has unilateral decision making rights related to development and other sales activity through its executive committee or asset management committee. The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. In some situations, the Multifamily segment sells land to various joint ventures and funds. The details of the activity were as follows:

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
General contractor services, net of deferrals	$101,635	125,402
General contractor costs	95,688	120,733
Management fee income, net of deferrals	16,042	18,121
The Multifamily segment includes managing and investing in Multifamily Venture Fund I (“LMV I”), Multifamily Venture Fund II LP (“LMV II”) and Canada Pension Plan Investments Fund (the “CPPIB Fund”), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the initial closing of the CPPIB Fund. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of February 29, 2024, the Company had a $23.1 million investment in the CPPIB Fund. Additional dollars will be committed as opportunities are identified by the CPPIB Fund.
Details of LMV I and LMV II as of and during the three months ended February 29, 2024 are included below:

	February 29, 2024
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$185,262	261,305
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar during the three months ended February 29, 2024	—	208
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $142.2 million and $148.7 million as of February 29, 2024 and November 30, 2023, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds with a carrying value of $147.5 million and $127.5 million, as of February 29, 2024 and November 30, 2023, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three months ended February 29, 2024 and February 28, 2023:

	Three Months Ended February 29, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2023	$26,701,966	25,848	3,660	5,570,009	(1,393,100)	4,879	22,369,368	121,302
Net earnings (including net earnings attributable to noncontrolling interests)	719,921	—	—	—	—	—	719,334	587
Employee stock and directors plans	(83,473)	135	—	(65)	(83,543)	—	—	—
Purchases of treasury stock	(511,557)	—	—	—	(511,557)	—	—	—
Amortization of restricted stock	87,680	—	—	87,680	—	—	—	—
Cash dividends	(139,387)	—	—	—	—	—	(139,387)	—
Receipts related to noncontrolling interests	5,796	—	—	—	—	—	—	5,796
Payments related to noncontrolling interests	(1,979)	—	—	—	—	—	—	(1,979)
Non-cash purchase or activity of noncontrolling interests, net	(1,399)	—	—	(5,788)	—	—	—	4,389
Total other comprehensive income, net of tax	362	—	—	—	—	362	—	—
Balance at February 29, 2024	$26,777,930	25,983	3,660	5,651,836	(1,988,200)	5,241	22,949,315	130,095

	Three Months Ended February 28, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2022	$24,240,367	25,608	3,660	5,417,796	(210,389)	2,408	18,861,417	139,867
Net earnings (including net earnings attributable to noncontrolling interests)	599,308	—	—	—	—	—	596,534	2,774
Employee stock and directors plans	(66,990)	226	—	(189)	(67,027)	—	—	—
Purchases of treasury stock	(190,931)	—	—	—	(190,931)	—	—	—
Amortization of restricted stock	86,558	—	—	86,558	—	—	—	—
Cash dividends	(107,891)	—	—	—	—	—	(107,891)	—
Receipts related to noncontrolling interests	2,497	—	—	—	—	—	—	2,497
Payments related to noncontrolling interests	(21,256)	—	—	—	—	—	—	(21,256)
Non-cash purchase or activity of noncontrolling interests, net	12,774	—	—	(376)	—	—	—	13,150
Total other comprehensive income, net of tax	851	—	—	—	—	851	—	—
Balance at February 28, 2023	$24,555,287	25,834	3,660	5,503,789	(468,347)	3,259	19,350,060	137,032
On February 7, 2024, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on January 24, 2024, as declared by its Board of Directors on January 9, 2024. The Company approved and paid cash dividends of $0.375 per share for each of the four quarters of 2023 on both its Class A and Class B common stock.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In March 2022, the Company's Board of Directors approved an authorization for the Company to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of its outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. The authorization was in addition to what was remaining of the October 2021 stock repurchase program. In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended
	February 29, 2024		February 28, 2023
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	3,026,128	373,872	1,446,205	553,795
Total purchase price	$454,788	$51,637	$143,068	$46,105
Average price per share	$150.29	$138.11	$98.93	$83.25
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
(Dollars in thousands)	February 29, 2024	February 28, 2023
Provision for income taxes	$210,865	185,145
Effective tax rate (1)	22.7%	23.7%
(1)In the three months ended February 29, 2024, the Company's overall effective income tax rate was lower than in the three months ended February 28, 2023, primarily due to excess tax benefits from share-based compensation. For both the three months ended February 29, 2024 and February 28, 2023, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.
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
All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) is considered participating securities.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
(In thousands, except per share amounts)	February 29, 2024	February 28, 2023
Numerator:
Net earnings attributable to Lennar	$719,334	596,534
Less: distributed earnings allocated to nonvested shares	1,023	724
Less: undistributed earnings allocated to nonvested shares	5,877	5,895
Numerator for basic earnings per share	712,434	589,915
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	—	1,038
Numerator for diluted earnings per share	$712,434	588,877
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	276,946	286,074
Denominator for diluted earnings per share - weighted average common shares outstanding	276,946	286,074
Basic earnings per share	$2.57	2.06
Diluted earnings per share	$2.57	2.06
(1)The amount presented relate to Rialto's Carried Interest Incentive Plan and represents the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
For both the three months ended February 29, 2024 and February 28, 2023, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 29, 2024	November 30, 2023
4.50% senior notes due 2024	$453,792	453,682
4.75% senior notes due 2025	499,447	499,336
5.25% senior notes due 2026	402,737	403,040
5.00% senior notes due 2027	351,261	351,357
4.75% senior notes due 2027	797,513	797,347
Mortgage notes on land and other debt	325,582	311,720
	$2,830,332	2,816,482
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $3.8 million and $4.2 million as of February 29, 2024 and November 30, 2023, respectively.
The maximum available borrowings on the Company's unsecured revolving credit facility (the “Credit Facility”) were as follows:

(In thousands)	February 29, 2024
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitments	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility also provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2023. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2023. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	February 29, 2024	November 30, 2023
Performance letters of credit	$1,526,220	1,404,541
Financial letters of credit	476,545	417,976
Surety bonds	4,596,432	4,508,428
Anticipated future costs primarily for site improvements related to performance surety bonds	2,588,531	2,499,680
All of the senior notes are guaranteed by certain of the Company's 100% owned subsidiaries, which are primarily homebuilding subsidiaries. The guarantees are full and unconditional. The terms of guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2023.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at February 29, 2024 and November 30, 2023, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		February 29, 2024		November 30, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$56,845	56,845	55,463	55,463
Investments held-to-maturity	Level 3	139,706	140,886	140,676	139,396
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$2,830,332	2,808,473	2,816,482	2,785,712
Financial Services notes and other debts payable, net	Level 2	1,564,290	1,564,710	2,163,805	2,164,441
Multifamily notes payable, net	Level 2	—	—	3,741	3,741
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		February 29, 2024	November 30, 2023
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,861,318	2,073,350
LMF Commercial loans held-for-sale	Level 3	125,397	13,459
Mortgage servicing rights	Level 3	3,475	3,440
Forward options	Level 1	4,319	5,937
Lennar Other Assets:
Investments in equity securities	Level 1	$171,137	176,198
Investments available-for-sale	Level 3	38,315	37,953

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	February 29, 2024		November 30, 2023
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,917,795	(56,477)	2,083,776	(10,426)
LMF Commercial loans held-for-sale	127,525	(2,128)	13,650	(191)
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of February 29, 2024 and November 30, 2023. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of commercial loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

	As of February 29, 2024	As of November 30, 2023
Unobservable inputs
Mortgage prepayment rate	8%	8%
Discount rate	13%	13%
Delinquency rate	9%	9%
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(46,052)	(31,462)
Mortgage loan commitments	(30,655)	(48,844)
Forward contracts	101,846	91,509
Forward options	(344)	(852)
Changes in fair value included in Lennar Other unrealized losses from technology investments:
Investments in equity securities	$(5,137)	(23,954)
Changes in fair value included in other comprehensive income, net of tax:
Lennar Other investments available-for-sale	$362	851
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	February 29, 2024		February 28, 2023
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,440	13,459	3,463	25,599
Purchases/loan originations	61	140,825	51	79,480
Sales/loan originations sold, including those not settled	—	(26,950)	—	(77,200)
Disposals/settlements	(26)	—	(63)	—
Changes in fair value (1)	—	(2,128)	(1)	(445)
Interest and principal paydowns	—	191	—	(1,599)
Ending balance	$3,475	125,397	3,450	25,835
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		February 29, 2024			February 28, 2023
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$71,756	68,017	(3,739)	164,544	158,237	(6,307)
Land and land under development (2)	Level 3	2,870	—	(2,870)	39,616	23,142	(16,474)
Investments in unconsolidated entities (3)	Level 3	—	—	—	3,065	—	(3,065)
(1)Represents losses due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses. During the three months ended February 29, 2024 and February 28, 2023, total losses, net, for land and land under development included $2.9 million and $14.5 million, respectively, of deposit and pre-acquisition cost write-offs.
(3)Valuation adjustments related to investments in unconsolidated entities were primarily included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income for the three months ended February 28, 2023.
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2023.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Three Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
February 29, 2024	1,227	31	2	$4,863	$(1,521)
February 28, 2023	1,210	27	—	—	—
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Three Months Ended
	February 29, 2024
Unobservable inputs	Range
Average selling price (1)	$178,000	—	197,000
Absorption rate per quarter (homes)	10	—	13
Discount rate	20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during the quarter ended February 29, 2024.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2023.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, length of the time and the extent to which the market value has been below the carrying value, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from an unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three months ended February 29, 2024, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment.
The Company estimates the fair value of investments in unconsolidated entities evaluated for impairment based on market conditions and assumptions made by management at the time the investment is evaluated, which may differ materially from actual results if market conditions or assumptions change.
(9)Variable Interest Entities
During the three months ended February 29, 2024, the Company evaluated the joint venture (“JV”) agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities (“VIEs”) that were consolidated or deconsolidated during the three months ended February 29, 2024.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	February 29, 2024		November 30, 2023
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$706,374	826,038	659,224	787,226
Multifamily (2)	388,109	406,710	384,718	402,735
Financial Services (3)	139,706	139,706	140,676	140,676
Lennar Other (4)	74,019	74,019	56,009	56,009
	$1,308,208	1,446,473	1,240,627	1,386,646
(1)As of February 29, 2024 and November 30, 2023, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $68.8 million and $69.8 million, respectively. In addition, as of February 29, 2024 and November 30, 2023, there was recourse debt of a VIE of $42.0 million and $42.1 million, respectively.
(2)As of February 29, 2024 and November 30, 2023, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV II, in addition to the investment, also included the remaining combined equity commitment of $12.8 million as of both February 29, 2024 and November 30, 2023 for future expenditures related to the construction and development of its projects.
(3)As of both February 29, 2024 and November 30, 2023, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)At February 29, 2024, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of February 29, 2024 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land it may need to consolidate the land under option at the purchase price of the optioned land. Land under option with third party holding companies that the Company was economically compelled to takedown was $1.9 billion as of February 29, 2024 and is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions,

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $1.7 billion as of February 29, 2024.
During the three months ended February 29, 2024, consolidated inventory not owned increased by $555.4 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2024. The increase was primarily due to land financing transactions and the consolidation of homesites under option that the Company is economically compelled to takedown. These increases were partially offset by homesite takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of February 29, 2024. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(Dollars in thousands)	February 29, 2024	November 30, 2023
Non-refundable option deposits and pre-acquisition costs	$2,325,346	1,949,219
Non-refundable option deposits included in consolidated inventory not owned	504,033	451,632
Letters of credit in lieu of cash deposits under certain land and option contracts	226,816	198,920
For the three months ended February 29, 2024, the Company purchased a significant portion of land from one land bank (the “Land Bank”). There were no amounts due to the Land Bank as of February 29, 2024, resulting from land purchases as the full purchase price of the land is typically paid to the Land Bank at closing when land is purchased by the Company. As of February 29, 2024, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Bank were $669.9 million. As of February 29, 2024, total consolidated inventory not owned and liabilities related to consolidated inventory not owned relating to contracts with the Land Bank were $886.2 million and $749.2 million, respectively.
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

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Warranty reserve, beginning of the period	$414,796	418,017
Warranties issued	61,776	53,679
Adjustments to pre-existing warranties from changes in estimates (1)	(2,904)	(4,058)
Payments	(68,110)	(64,304)
Warranty reserve, end of period	$405,558	403,334
(1)The adjustments to pre-existing warranties from changes in estimates during the three months ended February 29, 2024 and February 28, 2023 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Leases
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases, except leases with an initial term of 12 months or less. Many of the Company's leases include options to renew. The exercise of lease renewal options is at the Company's option and therefore renewal option payments have not been included in the ROU assets or lease liabilities. The following table includes additional information about the Company's leases:

(Dollars in thousands)	February 29, 2024	November 30, 2023
Right-of-use assets	$104,784	145,812
Lease liabilities	112,671	154,271
Weighted-average remaining lease term (in years)	5.0	7.5
Weighted-average discount rate	3.8%	3.4%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at February 29, 2024 were as follows:

(In thousands)	Lease Payments
2024	$22,939
2025	27,790
2026	22,092
2027	17,418
2028 and thereafter	34,262
Total future minimum lease payments (1)	$124,501
Less: Interest (2)	11,830
Present value of lease liabilities (2)	$112,671
(1)Total future minimum lease payments exclude variable lease costs of $15.3 million and short-term lease costs of $2.4 million.
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
The Company's rental expense on lease liabilities were as follows:

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Rental expense	$26,217	26,904
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants.
On occasion, the Company may sublease rented space which is no longer used for the Company's operations. For both the three months ended February 29, 2024 and February 28, 2023, the Company had an immaterial amount of sublease income.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will,” “may” or other words of similar meaning. Some of them are opinions formed based upon general observations, anecdotal evidence and industry experience, but that are not supported by specific investigation or analysis.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of the Company's investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land lighter strategy and our planned spin-off of certain businesses and assets; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the potential negative impact to our business of public health issues, including the coronavirus (COVID-19) pandemic; possible unfavorable outcomes in legal proceedings; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; becoming unable to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; new laws or regulatory changes that adversely affect the profitability of our businesses (including changes in tax laws or liabilities); our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2023 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
Outlook
During the first quarter of fiscal 2024, we continued to execute our operating plan effectively, driving excellent operating results. We have never been better positioned, from balance sheet to execution to operating strategy, to address market conditions as they unfold for the remainder of 2024 and beyond.
Overall, the macroeconomic environment remains relatively strong for new homebuilders. There continues to be strong demand for housing, limited by the chronic housing shortage, which is particularly problematic for working-class families. Demand from that group remains robust if homes can be built at an attainable price point. Generally speaking, consumers are employed and are confident that they will remain employed and that their compensation is likely to rise. This is most often the foundation of a strong housing market.
Along with supply shortage, the additional limiting factor remains affordability. With higher interest rates and stubborn inflation, affordability continues to be tested as higher monthly payments make qualifying for a loan increasingly difficult. Inflation-driven higher cost-of-living expenses have made saving for a down payment increasingly difficult, and higher prices have begun to lead to increased personal and credit card debt. We have started to see early evidence of possible debt delinquency derailing some mortgage applications.
Homebuilders have been uniquely able to capture demand by using incentives, including interest rate buy-downs, closing cost pickups and price reductions, to unlock affordability restraints and enable purchasers to buy homes.
Against this backdrop, during our first quarter, we focused on, and were consistent in executing, our core operating strategy. We continued to migrate to a pure play manufacturing model across each of our 40 homebuilding divisions in order to reduce production costs while generating consistent cash flow. We are re-engineering our products for efficiency and volume in order to enhance our inventory turn and grow volume. We have also continued to migrate to a land light balance sheet in order to drive total shareholder return, return on inventory and return on equity.
We are operating under a model where we are starting homes at a pace designed to generate growth while we maximize logistics and efficiencies in order to benefit from reduced construction costs. Our trade partners are given visibility on our timing so they can be more efficient, and we pass their efficiencies on to our customers through more affordable products. Our trade partners find that they have consistent work with our production strategy, which leads to higher productivity and, therefore, to cost savings. We gain by driving volume when others pull back.
Our goal is even flow deliveries whereby starts continue to increase gradually quarter over quarter until we ultimately provide a consistent rate of deliveries throughout the year. A consistent level of starts maximizes the efficiencies for our trade partners. That in turn attracts a larger trade base and, together with a normalized supply chain, has reduced the cycle time for us to build a home. Our average cycle time decreased in the first quarter by seven days from the fourth quarter of fiscal 2023 and was down 30% from the first quarter of fiscal 2023.
Driving our confidence to start homes at a pace that achieves maximum efficiency in the field is the Lennar machine. This is a combined program of digital marketing, sales consultant engagement and dynamic pricing. If we build a home, we sell that home. We sell by digitally acquiring leads and referring the best of the leads to our sales professionals. They nurture those leads while our dynamic pricing model helps tailor pricing in real time to meet the market in response to consumer desires, and market and competitive conditions. The dynamically adjusted pricing, using incentives or price alterations, automatically adjusts our margins up or down while we maintain production and sales pace.
We recognize that the chronic housing shortage is a critical issue. Working-class housing is essential to the effective working of our cities across the country. We are working on using our strategies for production and cost efficiencies to build housing that is accessible to everyone. Land and impact fees are getting more expensive and labor costs have been rising. We can only reduce our costs by increasing productivity due to the efficiencies of our operations. We are building more consistent core products that are carefully value-engineered, and we are using our start pace to engineer our production cycle, which enables us to reduce our cycle time and, working with our trade partners, to build efficiencies in logistics and in the way we run our community production.
We have intensified our focus on build-to-rent, both at community scale and in single-family-for-rent scattered home sale markets. We believe we can, and should, build additional production for professionally owned housing, but professional owners need cost efficiencies in today’s interest rate environment to make their rents attainable for families who aspire to a single-family lifestyle, but can’t yet afford a down payment or qualify for a mortgage. We don’t believe that professional investors compete with primary homeowners when they purchase homes for rental. Rather, we think those investors are filling a critical need for underserved families who seek to bridge their lifestyle while they build a down payment and credit score to ultimately achieve home ownership. We are also building our multifamily product through off-balance sheet entities.

We are refining our land strategy to dovetail with our production orientation. We are focusing on a just-in-time delivery program for land, just as we do for lumber, appliances and other products that are part of a home. We accomplish this both by negotiating option deals with landowners and developers and by using structured land bank strategies, often with entities that deploy private equity capital. Our land light strategy has generated consistent cash flow through the ups and downs of interest rate changes and has enhanced our balance sheet and our liquidity, even after we redeemed several billion dollars of debt, and repurchased a substantial amount of our stock, over the past years. In the first quarter of fiscal 2024, we increased our dividend to $2.00 per share per year and our Board authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock.
Our land light strategy has benefitted strongly from land banking arrangements. We have concerns about the durability of these arrangements. Availability of private equity participation in our land banking arrangements depends upon market conditions and can change significantly and quickly. Accordingly, we are considering a strategic spinoff that would provide a durable land strategy. By spinning off our own excess land in a taxable spinoff, we can create a permanent capital vehicle that will develop homesites and give us options to acquire them. Such a spinoff would distribute capital to our stockholders, reduce the inventory on our books, and provide permanent dependable capital for future land acquisitions.
We view the first quarter of fiscal 2024 as a strategic and operational success for our company. While market conditions remain challenging, demand is strong and there is a chronic housing supply shortage that needs to be filled. We will continue to drive production to meet that shortage. Also, if the Federal Reserve begins to cut interest rates, we believe that pent-up demand will be activated, and we will be well-positioned and well-prepared to take advantage of it.
Perhaps most importantly, our very strong balance sheet affords us the ability to consider and execute upon thoughtful innovation for the future. We have the luxury of being able to continue to execute our strategic operating plan while we return capital to our stockholders through dividends and stock buybacks and also pursue a strategic distribution to our stockholders.
We are anticipating 19,000 to 19,500 closings in the second quarter of 2024 with a margin of approximately 22.5%. We expect to deliver 80,000 homes this year with a little over a 23% margin. We also expect to repurchase in excess of $2 billion of our stock in fiscal 2024.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 29, 2024 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $719.3 million, or $2.57 per diluted share, in the first quarter of 2024, compared to net earnings attributable to Lennar of $596.5 million, or $2.06 per diluted share, in the first quarter of 2023.

Financial information relating to our operations was as follows:

	Three Months Ended February 29, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$6,901,781	—	—	—	—	6,901,781
Sales of land	20,752	—	—	—	—	20,752
Other revenues	8,458	249,720	129,677	2,542	—	390,397
Total revenues	6,930,991	249,720	129,677	2,542	—	7,312,930
Costs and expenses:
Costs of homes sold	5,395,532	—	—	—	—	5,395,532
Costs of land sold	14,017	—	—	—	—	14,017
Selling, general and administrative expenses	567,987	—	—	—	—	567,987
Other costs and expenses	—	118,424	132,667	9,088	—	260,179
Total costs and expenses	5,977,536	118,424	132,667	9,088	—	6,237,715
Equity in earnings (losses) from unconsolidated entities	13,302	—	(12,606)	(31,241)	—	(30,545)
Other income (expense), net and other gains (losses)	62,039	—	(43)	3,376	—	65,372
Lennar Other unrealized losses from technology investments	—	—	—	(5,137)	—	(5,137)
Operating earnings (loss)	$1,028,796	131,296	(15,639)	(39,548)	—	1,104,905
Corporate general and administrative expenses	—	—	—	—	157,321	157,321
Charitable foundation contribution	—	—	—	—	16,798	16,798
Earnings (loss) before income taxes	$1,028,796	131,296	(15,639)	(39,548)	(174,119)	930,786

	Three Months Ended February 28, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$6,093,827	—	—	—	—	6,093,827
Sales of land	9,718	—	—	—	—	9,718
Other revenues	52,760	182,981	143,523	7,620	—	386,884
Total revenues	6,156,305	182,981	143,523	7,620	—	6,490,429
Costs and expenses:
Costs of homes sold	4,802,843	—	—	—	—	4,802,843
Costs of land sold	22,077	—	—	—	—	22,077
Selling, general and administrative expenses	449,794	—	—	—	—	449,794
Other costs and expenses	—	104,244	148,956	6,476	—	259,676
Total costs and expenses	5,274,714	104,244	148,956	6,476	—	5,534,390
Equity in earnings (losses) from unconsolidated entities	3,186	—	(16,483)	(17,890)	—	(31,187)
Other income (expense), net and other gains (losses)	22,062	—	315	943	—	23,320
Lennar Other unrealized losses from technology investments	—	—	—	(23,954)	—	(23,954)
Operating earnings (loss)	$906,839	78,737	(21,601)	(39,757)	—	924,218
Corporate general and administrative expenses	—	—	—	—	126,106	126,106
Charitable foundation contribution	—	—	—	—	13,659	13,659
Earnings (loss) before income taxes	$906,839	78,737	(21,601)	(39,757)	(139,765)	784,453
Three Months Ended February 29, 2024 versus Three Months Ended February 28, 2023
Revenues from home sales increased 13% in the first quarter of 2024 to $6.9 billion from $6.1 billion in the first quarter of 2023. Revenues were higher primarily due to a 23% increase in the number of home deliveries, partially offset by an 8% decrease in the average sales price of homes delivered. New home deliveries increased to 16,798 homes in the first quarter of 2024 from 13,659 homes in the first quarter of 2023. The average sales price of homes delivered was $413,000 in the first quarter of 2024, compared to $448,000 in the first quarter of 2023. The decrease in average sales price of homes delivered in the first quarter of 2024 compared to the same period last year was primarily due to pricing to market through an increased use of incentives and product mix.
Gross margins on home sales were $1.5 billion, or 21.8%, in the first quarter of 2024, compared to $1.3 billion, or 21.2%, in the first quarter of 2023. During the first quarter of 2024, gross margins increased because of a decrease in costs per square foot as we continued to focus on construction cost savings, which was partially offset by a decrease in average sales price and an increase in land costs.
Selling, general and administrative expenses were $568.0 million in the first quarter of 2024, compared to $449.8 million in the first quarter of 2023. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 8.2% in the first quarter of 2024, from 7.4% in the first quarter of 2023, primarily due to an increase in the use of brokers due to current market conditions and an increase in digital marketing and advertising costs to generate more direct sales.
During the three months ended February 29, 2024, our homebuilding operating earnings included $58 million of interest income due to an increase in cash balances and higher interest rates.
Operating earnings for the Financial Services segment were $130.6 million in the first quarter of 2024, compared to $78.2 million in the first quarter of 2023. The increase in operating earnings was primarily due to a higher profit per locked loan in our mortgage business as a result of higher margins, and higher lock volume because of increased capture rate and Lennar deliveries. There was also an increase in profitability from our title business due to higher volume and productivity as a result of continued implementation of technology initiatives.
Operating loss for the Multifamily segment was $15.5 million in the first quarter of 2024, compared to operating loss of $21.6 million in the first quarter of 2023. Operating loss for the Lennar Other segment was $39.5 million in the first quarter of 2024, compared to an operating loss of $41.2 million in the first quarter of 2023.
In the first quarter of 2024 and 2023, we had tax provisions of $210.9 million and $185.1 million, respectively, which resulted in an overall effective income tax rate of 22.7% and 23.7%, respectively. In the first quarter of 2024, our overall effective income tax rate was lower than last year, primarily due to excess tax benefits from share-based compensation.
Homebuilding Segments
At February 29, 2024, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended February 29, 2024
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income, net	Operating Earnings (Loss)
East	$1,907,670	1,382,768	27.5%	345,715	5,263	2,386	7,097	16,420	376,881
Central	1,395,644	1,115,959	20.0%	150,958	(421)	811	(19)	10,287	161,616
Texas	1,070,159	831,873	22.3%	161,594	1,042	542	—	5,335	168,513
West	2,521,491	2,055,622	18.5%	287,062	851	1,644	2,477	16,753	308,787
Other (2)	6,817	9,310	(36.6)%	(7,067)	—	3,075	3,747	13,244	12,999
Totals	$6,901,781	5,395,532	21.8%	938,262	6,735	8,458	13,302	62,039	1,028,796

	Three Months Ended February 28, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,680,272	1,194,254	28.9%	348,196	(2,354)	19,804	3,248	29,538	398,432
Central	1,201,395	964,936	19.7%	134,456	1,832	19,300	688	10	156,286
Texas	1,016,973	817,645	19.6%	126,576	(2,051)	3,709	—	(2,915)	125,319
West	2,194,022	1,823,087	16.9%	238,477	(9,786)	5,904	(152)	(3,943)	230,500
Other (2)	1,165	2,921	(150.7)%	(6,515)	—	4,043	(598)	(628)	(3,698)
Totals	$6,093,827	4,802,843	21.2%	841,190	(12,359)	52,760	3,186	22,062	906,839
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and/or impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	First Quarter
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	4,724	3,855	$1,950,631	1,711,945	$413,000	444,000
Central	3,560	2,740	1,395,644	1,201,395	392,000	438,000
Texas	4,263	3,421	1,070,159	1,016,973	251,000	297,000
West	4,238	3,642	2,521,491	2,194,022	595,000	602,000
Other	13	1	6,817	1,165	524,000	1,165,000
Total	16,798	13,659	$6,944,742	6,125,500	$413,000	448,000
Of the total homes delivered listed above, 77 homes with a dollar value of $43.0 million and an average sales price of $558,000 represent home deliveries from unconsolidated entities for the three months ended February 29, 2024, compared to 63 home deliveries with a dollar value of $31.7 million and an average sales price of $503,000 for the three months ended February 28, 2023.
Sales Incentives (1):

	First Quarter
	2024	2023	2024	2023
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$46,800	30,300	10.2%	6.4%
Central	46,000	40,300	10.5%	8.4%
Texas	54,900	67,400	18.0%	18.5%
West	54,200	63,900	8.4%	9.6%
Other	89,300	85,000	14.6%	6.8%
Total	$50,600	50,700	10.9%	10.2%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	First Quarter
	2024	2023	2024	2023	2024	2023	2024	2023
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	304	317	4,526	3,841	$1,898,078	1,674,177	$419,000	436,000
Central	320	322	4,274	2,741	1,718,536	1,147,817	402,000	419,000
Texas	233	219	4,431	3,142	1,119,999	879,456	253,000	280,000
West	368	356	4,927	4,465	2,996,239	2,708,326	608,000	607,000
Other	2	3	18	5	9,530	3,686	529,000	737,000
Total	1,227	1,217	18,176	14,194	$7,742,382	6,413,462	$426,000	452,000
Of the total homes listed above, 46 homes with a dollar value of $25.2 million and an average sales price of $548,000 represent homes in six active communities from unconsolidated entities for the three months ended February 29, 2024, compared to 97 homes with a dollar value of $38.3 million and an average sales price of $394,000 in seven active communities for the three months ended February 28, 2023.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 29, 2024 and February 28, 2023.

We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	First Quarter
	2024	2023
East	16%	24%
Central	10%	27%
Texas	17%	24%
West	11%	13%
Other	5%	17%
Total	14%	22%
Backlog:

	First Quarter
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	6,382	8,147	$2,656,497	3,544,939	$416,000	435,000
Central	3,877	4,570	1,698,509	2,039,469	438,000	446,000
Texas	2,063	2,418	525,781	699,567	255,000	289,000
West	3,940	4,263	2,547,090	2,740,782	646,000	643,000
Other	8	5	4,241	3,685	530,000	737,000
Total	16,270	19,403	$7,432,118	9,028,442	$457,000	465,000
Of the total homes in backlog listed above, 116 homes with a backlog dollar value of $57.5 million and an average sales price of $495,000 represent the backlog from unconsolidated entities at February 29, 2024, compared to 200 homes with a backlog dollar value of $84.4 million and an average sales price of $422,000 at February 28, 2023.
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
Three Months Ended February 29, 2024 versus Three Months Ended February 28, 2023
Homebuilding East: Revenues from home sales increased in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in New Jersey. The increase in the number of home deliveries in Alabama, Florida, New Jersey and Pennsylvania was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Alabama, Florida and Pennsylvania was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in New Jersey was primarily due to product mix. In the first quarter of 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot, which resulted in a decrease in gross margin percentage of home deliveries. In addition, land costs increased year over year.
Homebuilding Central: Revenues from home sales increased in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment except in Georgia and Virginia, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois. The increase in the number of home deliveries in Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina and Tennessee was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Georgia and Virginia was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Georgia, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Illinois was primarily due to product mix. In the first quarter of 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. Overall, gross margin percentage of home deliveries remained flat while land costs increased year over year.
Homebuilding Texas: Revenues from home sales increased in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives. In the first quarter of 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. Overall, gross margin percentage of home deliveries increased while land costs increased year over year.
Homebuilding West: Revenues from home sales increased in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in California, Nevada and Oregon. The increase in the number of home deliveries in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the average sales price of homes delivered in Arizona, Colorado, Idaho, Utah and Washington was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in California, Nevada and Oregon was primarily due to product mix. In the first quarter of 2024, revenues per square foot increased and costs per square foot decreased. Overall, gross margin percentage of home deliveries increased while land costs increased year over year.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended
(Dollars in thousands)	February 29, 2024	February 28, 2023
Dollar value of mortgages originated	$4,111,000	3,154,000
Number of mortgages originated	11,500	8,500
Mortgage capture rate of Lennar homebuyers	85%	78%
Number of title and closing service transactions	17,800	14,200
At February 29, 2024 and November 30, 2023, the carrying value of Financial Services' commercial mortgage-backed securities was $139.7 million and $140.7 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	February 29, 2024	November 30, 2023
Multifamily investments in unconsolidated entities	$586,438	599,852
Lennar's net investment in Multifamily	1,121,372	1,095,218

Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform, as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. At February 29, 2024 and November 30, 2023, we had $749.9 million and $657.9 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $289.7 million and $276.2 million, respectively. The investments in equity securities of Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”), and Sunnova Energy International, Inc. (“Sunnova”) are carried at market and will therefore change depending on the market value of our shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. Details of these investments are included within Note 2 of the Notes to Condensed Consolidated Financial Statements. The following is a detail of Lennar Other unrealized losses from mark-to-market adjustments on our technology investments:

	Three Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Blend Labs (BLND)	$2,936	586
Hippo (HIPO)	16,449	6,632
Opendoor (OPEN)	1,315	(7,691)
SmartRent (SMRT)	(1,963)	1,305
Sonder (SOND)	51	(320)
Sunnova (NOVA)	(23,925)	(24,466)
Lennar Other unrealized losses from technology investments	$(5,137)	(23,954)
(2) Financial Condition and Capital Resources
At February 29, 2024, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $5.3 billion, compared to $6.6 billion at November 30, 2023 and $4.3 billion at February 28, 2023.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At February 29, 2024, we had $5.0 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.6 billion revolving credit facility, thereby providing approximately $7.6 billion of available capacity.
Operating Cash Flow Activities
During the three months ended February 29, 2024 and 2023, cash provided by operating activities totaled $367.9 million and $978 million, respectively. During the three months ended February 29, 2024, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $54 million primarily related to the sale of loans originated by our Financial Services segment and a decrease in receivables of $379 million primarily related to a decrease in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $285 million, an increase in deposits and pre-acquisition costs on real estate of $411 million as we increased the percentage of controlled homesites, and a decrease in accounts payable and other liabilities of $326 million.
During the three months ended February 28, 2023, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $512 million primarily related to the sale of loans originated by our Financial Services segment and a decrease in receivables of $603 million primarily related to a decrease in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $156 million and a decrease in accounts payable and other liabilities of $691 million.

Investing Cash Flow Activities
During the three months ended February 29, 2024 and 2023, cash used in investing activities totaled $148 million and $36 million, respectively. During the three months ended February 29, 2024, our cash used in investing activities was primarily due to cash contributions of $118 million to unconsolidated entities, which included (1) $56 million to Homebuilding unconsolidated entities, (2) $54 million to Lennar other unconsolidated entities and (3) $7 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $35 million, which primarily included (1) $23 million from Homebuilding unconsolidated entities, (2) $8 million from our Lennar Other unconsolidated entities and (3) $4 million from Multifamily entities.
During the three months ended February 28, 2023, our cash used in investing activities was primarily due to cash contributions of $57 million to unconsolidated entities, which included (1) $25 million to Homebuilding unconsolidated entities, (2) $25 million to Lennar Other unconsolidated entities, and (3) $7 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $24 million, which primarily included (1) $17 million from Homebuilding unconsolidated entities, and (2) $7 million from our Lennar Other unconsolidated entities.
Financing Cash Flow Activities
During both the three months ended February 29, 2024 and three months ended February 28, 2023, cash used in financing activities totaled $1.5 billion, respectively. During the three months ended February 29, 2024, cash used in financing activities was primarily due to (1) $600 million of net repayments under our Financial Services' warehouse facilities; (2) $595 million in repurchases of our common stock, which included $512 million of repurchases under our repurchase program and $84 million of repurchases related to our equity compensation plan; (3) $139 million of dividend payments; and (4) $185 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
During the three months ended February 28, 2023, cash used in financing activities was primarily due to (1) $963 million of net repayments under our Financial Services' warehouse facilities; (2) $258 million of repurchases of our common stock, which included $191 million of repurchases under our repurchase program and $67 million of repurchases related to our equity compensation plan; (3) $108 million of dividend payments; and (4) $108 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 29, 2024	November 30, 2023	February 28, 2023
Homebuilding debt	$2,830,332	2,816,482	4,033,335
Stockholders’ equity	26,647,835	26,580,664	24,418,255
Total capital	$29,478,167	29,397,146	28,451,590
Homebuilding debt to total capital	9.6%	9.6%	14.2%
Homebuilding debt	$2,830,332	2,816,482	4,033,335
Less: Homebuilding cash and cash equivalents	4,950,128	6,273,724	4,057,956
Net Homebuilding debt	$(2,119,796)	(3,457,242)	(24,621)
Net Homebuilding debt to total capital (1)	(8.6)%	(15.0)%	(0.1)%
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
At February 29, 2024, Homebuilding debt to total capital was consistent with November 30, 2023, and was lower compared to February 28, 2023, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in Homebuilding debt due to debt paydowns, partially offset by share repurchases.
We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock, strategic transactions to accelerate our land light strategy or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures, spin-offs or initial public offerings as we continue to move back towards being a pure play homebuilding company.

Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Three Months Ended
(Dollars in thousands)	February 29, 2024	February 28, 2023
Homebuilding average debt outstanding	$2,839,363	$4,054,756
Average interest rate	4.8%	4.9%
Interest incurred	$36,511	49,577
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	February 29, 2024
Commitments - maturing in April 2024	$350,000
Commitments - maturing in May 2027	2,225,000
Total commitments	$2,575,000
Accordion feature	425,000
Total maximum borrowings capacity	$3,000,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility also provides that up to $500 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in our Financial Condition and Capital Resources section in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Under the agreement governing our Credit Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of February 29, 2024. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of February 29, 2024:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 29, 2024
Minimum net worth test	$13,533,319	20,018,096
Maximum leverage ratio	65.0%	(7.2)%
Liquidity test	1.00	(7,610.00)
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
Changes in Capital Structure
In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our October 2021 stock repurchase program. In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the three months ended February 29, 2024 and February 28, 2023 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the three months ended February 29, 2024, treasury shares increased by 3.6 million shares primarily due to our repurchase of 3.4 million shares of Class A and Class B common stock through our stock repurchase program.
On February 7, 2024, we paid a quarterly cash dividend of $0.50 per share on both of our Class A and Class B common stock to holders of record at the close of business on January 24, 2024, as declared by our Board of Directors on January 9, 2024. We approved and paid cash dividends of $0.375 per share for each of the four quarters of 2023 on both our Class A and Class B common stock.

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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 29, 2024 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at February 29, 2024 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	February 29, 2024	November 30, 2023
Due from non-guarantor subsidiaries	$22,861,257	22,020,227
Equity method investments	1,035,847	986,508
Total assets	46,853,033	45,830,841
Total liabilities	9,581,215	9,181,456

Three Months Ended
(In thousands)	February 29, 2024
Total revenues	$6,858,418
Operating earnings	982,106
Earnings before income taxes	811,299
Net earnings attributable to Lennar	628,285
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with applicable debt covenants at February 29, 2024.
Homebuilding: Investments in Unconsolidated Entities
As of February 29, 2024, we had equity investments in 47 active Homebuilding and land unconsolidated entities (of which 5 had recourse debt, 15 had non-recourse debt and 27 had no debt) and 48 active Homebuilding and land unconsolidated entities at November 30, 2023. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 29, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Bank debt without recourse to Lennar	$1,394,163	434,055	788,632	139,566	31,910	—
Land seller and other debt without recourse to Lennar	5,820	—	—	—	5,820	—
Maximum recourse debt exposure to Lennar	41,995	—	—	10,085	31,910	—
Debt issuance costs	(9,997)	—	—	—	—	(9,997)
Total	$1,431,981	434,055	788,632	149,651	69,640	(9,997)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.
Multifamily: Investments in Unconsolidated Entities
At February 29, 2024, Multifamily had equity investments in 21 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 3 had no debt) and 22 active unconsolidated entities at November 30, 2023. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each as of and during the three months ended February 29, 2024 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 29, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Debt without recourse to Lennar	$4,935,017	1,492,157	1,696,416	942,895	803,549	—
Debt issuance costs	(20,942)	—	—	—	—	(20,942)
Total	$4,914,075	1,492,157	1,696,416	942,895	803,549	(20,942)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (loss) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $142.2 million and $148.7 million as of February 29, 2024 and November 30, 2023, respectively.
As of February 29, 2024 and November 30, 2023, we had strategic technology investments in unconsolidated entities of $147.5 million and $127.5 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation. Details regarding these investments are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land banks) and unconsolidated entities until we have determined whether to exercise the options. Since fiscal year 2020, we have been increasing the percentage of our total homesites that we control through option contracts rather than own.
The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
February 29, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	84,250	20,868	105,118
Central	69,280	31,125	100,405
Texas	94,065	19,789	113,854
West	70,746	22,784	93,530
Other	4,828	1,891	6,719
Total homesites	323,169	96,457	419,626	1.3
% of total homesites	77%	23%

				Years of
February 28, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	74,797	28,376	103,173
Central	49,136	37,641	86,777
Texas	74,548	29,650	104,198
West	59,472	27,402	86,874
Other	5,758	1,891	7,649
Total homesites	263,711	124,960	388,671	1.9
% of total homesites	68%	32%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, except for a decrease of $600 million in borrowings under the Financial Services' warehouse repurchase facilities.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended February 29, 2024 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. Since November 30, 2023, there have been no material changes in market risk exposures associated with interest rate risk.
As of February 29, 2024, we had no outstanding borrowings under our Credit Facility.
As of February 29, 2024, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.3 billion under residential facilities and $89.6 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 29, 2024

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 29,
(Dollars in millions)	2024	2025	2026	2027	2028	2029	Thereafter	Total	2024
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$472.6	674.7	456.0	1,171.0	10.1	14.3	30.8	2,829.5	2,808.5
Average interest rate	4.5%	4.7%	5.1%	4.8%	3.0%	6.8%	5.2%	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	130.3	130.3	130.7
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,434.0	—	—	—	—	—	—	1,434.0	1,434.0
Average interest rate	7.0%	—	—	—	—	—	—	7.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Item 4. Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together, “Co-CEOs”) and our Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of February 29, 2024 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2024. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, or in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. There have been no material changes in our risk factors from those disclosed in those reports, other than the impact of inflation and increased interest rates, which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 29, 2024:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
December 1 to December 31, 2023	124,966	$145.52	123,877	15,480,470
January 1 to January 31, 2024	2,074,719	$147.74	1,902,014	13,578,456
February 1 to February 29, 2024	1,747,777	$151.78	1,374,109	12,204,347
(1)Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)In March 2022, our Board of Directors approved an authorization for us to repurchase up to the lesser of $2 billion in value, or 30 million in shares, of our outstanding Class A or Class B common stock. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our October 2021 stock repurchase program. In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.
Items 3 - 4. Not Applicable
Item 5. Other Information
On February 9, 2024, Jeff J. McCall, Executive Vice President, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan provided for sales of up to 30,000 shares of our common stock beginning on May 10, 2024 until December 10, 2024 or once all of the shares have been sold. The trading plan was adopted in accordance with our insider trading policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits

10.1	* **	2023 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for David Collins.
10.2	* **	Amended 2023 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for David Collins.
10.3	* **	2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Stuart Miller.
10.4	* **	2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Jonathan M. Jaffe.
10.5	* **	2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Diane Bessette.
10.6	* **	2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Jeff McCall.
10.7	* **	2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mark Sustana.
10.8	* **	2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for David Collins.
10.9	* **	Form of 2024 Award Agreement under the Company’s 2016 Equity Incentive Plan for Stuart Miller, Jonathan M. Jaffe, Diane Bessette and Jeff McCall.
31.1	**	Rule 13a-14(a) certification by Stuart Miller.
31.2	**	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3	**	Rule 13a-14(a) certification by Diane Bessette.
32.	***	Section 1350 certifications by Stuart Miller, Jonathan M. Jaffe, and Diane Bessette.
101.	**	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, filed on March 29, 2024, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	March 29, 2024	/s/ Diane Bessette
Diane Bessette
Vice President, Chief Financial Officer and Treasurer

Date:	March 29, 2024	/s/ David Collins
David Collins
Vice President and Controller