Form 10-K/A
period 2023-11-30
LENNAR CORP /NEW/
filed 2024-04-25
CIK 920760

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
As of March 31,2024, the registrant had outstanding 244,864,557 shares of Class A common stock and 33,283,143 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE
Lennar Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2024 (the “Original Form 10-K”), solely for the purpose of filing Exhibit 97, which was inadvertently omitted from the Original Form 10-K. Exhibit 97 is the Company’s Executive Officer Recovery Policy, which was adopted by the Company’s Board of Directors on June 22, 2023, effective as of December 1, 2023, and covers incentive-based compensation received by current or former executive officers of the Company on or after October 2, 2023. Accordingly, this Form 10-K/A consists solely of the cover page, this Explanatory Note, the Exhibit Index, and the exhibits filed herewith.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officers and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, because this Form 10-K/A does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K, including, without limitation, the financial statements or other financial information included therein or the other exhibits thereto. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a)(1) and (2) Financial Statements and Financial Statement Schedules.
The financial statements and financial statement schedule of Lennar Corporation are not included in this Form 10-K/A. See Part II, Item 8 of the Original Form 10-K.
(a)(3) Exhibits.

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

10.5*
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

10.8*
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

21***	List of subsidiaries.

22.1***	List of guarantor subsidiaries.

23***	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14a/15d-14(a) Certification of Stuart Miller.

31.2**	Rule 13a-14a/15d-14(a) Certification of Jonathan M. Jaffe.

31.3**	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.

32***	Section 1350 Certifications of Stuart Miller, Jonathan M. Jaffe and Diane Bessette.

97**	Executive Officer Recovery Policy.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2023, filed on January 26, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements - Incorporated by reference to Exhibit 101 of the Original Form 10-K, filed with the Commission on January 26, 2024.

101.INS***	iXBRL Instance Document.
101.SCH***	iXBRL Taxonomy Extension Schema Document.
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	iXBRL Taxonomy Extension Definition.
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	iXBRL Taxonomy Presentation Linkbase Document.
104	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2023 was formatted in iXBRL (included in Exhibit 101).

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Previously filed or furnished with the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART MILLER
Stuart Miller
Executive Chairman and Co-Chief Executive Officer
Date:	April 25, 2024

LENNAR CORPORATION

/S/ JONATHAN M. JAFFE
Jonathan M. Jaffe
Co-Chief Executive Officer and President
Date:	April 25, 2024