Form 10-Q
period 2024-05-31
LENNAR CORP /NEW/
filed 2024-06-28
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of May 31, 2024:
Class A 241,703,433
Class B 32,900,618

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	May 31,	November 30,
	2024 (1)	2023 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$3,597,493	6,273,724
Restricted cash	11,572	13,481
Receivables, net	898,301	887,992
Inventories:
Finished homes and construction in progress	11,729,673	10,455,666
Land and land under development	4,418,285	4,904,541
Inventory owned	16,147,958	15,360,207
Consolidated inventory not owned	3,753,542	2,992,528
Inventory owned and consolidated inventory not owned	19,901,500	18,352,735
Deposits and pre-acquisition costs on real estate	2,754,819	2,002,154
Investments in unconsolidated entities	1,263,905	1,143,909
Goodwill	3,442,359	3,442,359
Other assets	1,540,507	1,512,038
	33,410,456	33,628,392
Financial Services	3,043,941	3,566,546
Multifamily	1,377,243	1,381,513
Lennar Other	836,030	657,852
Total assets	38,667,670	39,234,303
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
As of May 31, 2024, total assets include $3.0 billion related to consolidated VIEs of which $73.0 million is included in Homebuilding cash and cash equivalents, $5.9 million in Homebuilding receivables, net, $6.2 million in Homebuilding finished homes and construction in progress, $601.1 million in Homebuilding land and land under development, $75.5 million in Homebuilding deposits and pre-acquisition costs on real estate, $2.2 billion in Homebuilding consolidated inventory not owned, $0.3 million in Homebuilding investments in unconsolidated entities, $22.5 million in Homebuilding other assets and $33.6 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	May 31,	November 30,
	2024 (2)	2023 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,727,358	1,631,401
Liabilities related to consolidated inventory not owned	3,227,478	2,540,894
Senior notes and other debt payable, net	2,241,507	2,816,482
Other liabilities	2,513,173	2,739,217
	9,709,516	9,727,994
Financial Services	1,583,363	2,447,039
Multifamily	246,776	278,177
Lennar Other	112,262	79,127
Total liabilities	11,651,917	12,532,337
Commitments and contingent liabilities (See Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2024 and November 30, 2023 - 400,000,000 shares; Issued: May 31, 2024 - 259,957,819 shares and November 30, 2023 - 258,475,012 shares	25,996	25,848
Class B common stock of $0.10 par value; Authorized: May 31, 2024 and November 30, 2023 - 90,000,000 shares; Issued: May 31, 2024 - 36,601,215 shares and November 30, 2023 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,674,733	5,570,009
Retained earnings	23,764,695	22,369,368
Treasury stock, at cost; May 31, 2024 - 18,254,386 shares of Class A common stock and 3,700,597 shares of Class B common stock; November 30, 2023 - 11,207,889 shares of Class A common stock and 2,920,200 shares of Class B common stock	(2,597,806)	(1,393,100)
Accumulated other comprehensive income	6,596	4,879
Total stockholders’ equity	26,877,874	26,580,664
Noncontrolling interests	137,879	121,302
Total equity	27,015,753	26,701,966
Total liabilities and equity	$38,667,670	39,234,303
(2)As of May 31, 2024, total liabilities include $2.1 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $56.1 million is included in Homebuilding accounts payable, $2.0 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debt payable, $46.7 million in Homebuilding other liabilities, and $0.9 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
Revenues:
Homebuilding	$8,381,059	7,670,017	15,312,050	13,826,322
Financial Services	281,723	222,979	531,443	405,960
Multifamily	99,500	151,744	229,177	295,267
Lennar Other	3,310	411	5,852	8,031
Total revenues	8,765,592	8,045,151	16,078,522	14,535,580
Costs and expenses:
Homebuilding	7,106,455	6,438,957	13,083,991	11,713,671
Financial Services	134,711	110,380	253,135	214,624
Multifamily	102,205	154,354	234,872	303,310
Lennar Other	26,841	6,795	35,929	13,271
Corporate general and administrative	156,982	124,752	314,303	250,858
Charitable foundation contribution	19,690	17,074	36,488	30,733
Total costs and expenses	7,546,884	6,852,312	13,958,718	12,526,467
Equity in losses from unconsolidated entities	(4,309)	(49,755)	(34,854)	(80,942)
Other income (expense), net and other gains (losses)	68,172	(9,960)	133,544	13,360
Lennar Other unrealized gains (losses) from technology investments	(21,514)	25,497	(26,651)	1,543
Earnings before income taxes	1,261,057	1,158,621	2,191,843	1,943,074
Provision for income taxes	(300,471)	(280,879)	(511,336)	(466,024)
Net earnings (including net earnings attributable to noncontrolling interests)	960,586	877,742	1,680,507	1,477,050
Less: Net earnings attributable to noncontrolling interests	6,275	6,048	6,862	8,822
Net earnings attributable to Lennar	$954,311	871,694	1,673,645	1,468,228
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	$1,355	573	1,717	1,424
Total other comprehensive income, net of tax	$1,355	573	1,717	1,424
Total comprehensive income attributable to Lennar	$955,666	872,267	1,675,362	1,469,652
Total comprehensive income attributable to noncontrolling interests	$6,275	6,048	6,862	8,822
Basic and diluted earnings per share	$3.45	3.01	6.01	5.07

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2024	2023
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$1,680,507	1,477,050
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,746	44,039
Amortization of discount/premium and accretion on debt, net	336	(1,691)
Equity in loss from unconsolidated entities	34,854	80,942
Distributions of earnings from unconsolidated entities	20,894	16,657
Share-based compensation expense	122,186	126,731
Deferred income tax expense (benefit)	36,848	(131,520)
Gains on redemption/repurchases of senior notes	(825)	(724)
Loans held-for-sale unrealized losses	28,865	23,563
Lennar Other unrealized (gains) losses from technology investments and other (gains) losses	6,515	1,000
Gains on sale of other assets	(13,585)	(3,726)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	26,526	85,117
Changes in assets and liabilities:
Decrease in receivables	30,956	435,880
(Increase) decrease in inventories, excluding valuation adjustments	(631,180)	89,098
Increase in deposits and pre-acquisition costs on real estate	(755,232)	(78,357)
Decrease (increase) in other assets	11,393	(111,955)
Decrease in loans held-for-sale	335,788	577,891
Decrease in accounts payable and other liabilities	(380,966)	(991,319)
Net cash provided by operating activities	609,626	1,638,676
Cash flows from investing activities:
Net additions of operating properties and equipment	(111,733)	(31,268)
Proceeds from the sale of other assets	18,709	7,762
Investments in and contributions to unconsolidated entities	(247,785)	(108,306)
Distributions of capital from unconsolidated entities	61,807	46,499
Decrease in Financial Services loans held-for-investment	2,960	8,882
Purchases of investment securities	(2,063)	(7,000)
Proceeds from maturities/sales of investment securities	3,321	2,859
Net cash used in investing activities	$(274,784)	(80,572)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2024	2023
Cash flows from financing activities:
Net repayments under warehouse facilities	$(753,703)	(978,053)
Redemption/repurchases of senior notes	(553,865)	(157,764)
Principal payments on notes payable and other borrowings	(40,672)	(34,515)
Proceeds from liabilities related to consolidated inventory not owned	105,635	186,889
Proceeds from other borrowings	6,231	—
Payments related to liabilities related to consolidated inventory not owned	(250,232)	(372,687)
Payments related to other liabilities, net	(2,842)	(2,621)
Receipts related to noncontrolling interests	14,722	4,918
Payments related to noncontrolling interests	(26,646)	(20,623)
Common stock:
Repurchases	(1,204,706)	(465,297)
Dividends	(278,318)	(218,277)
Net cash used in financing activities	(2,984,396)	(2,058,030)
Net decrease in cash and cash equivalents and restricted cash	(2,649,554)	(499,926)
Cash and cash equivalents and restricted cash at beginning of period	6,570,938	4,815,770
Cash and cash equivalents and restricted cash at end of period	$3,921,384	4,315,844
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$3,597,493	4,004,679
Financial Services	245,784	259,738
Multifamily	11,555	18,539
Lennar Other	17,184	4,775
Homebuilding restricted cash	11,572	19,000
Financial Services restricted cash	37,796	9,113
	$3,921,384	4,315,844
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Purchases of inventories and other assets financed by sellers	$9,245	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2023, as amended ("Form 10-K"). The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2024 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of May 31, 2024 and November 30, 2023 included $482.0 million and $594.8 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended May 31, 2024 and 2023, the Company granted employees an immaterial number of nonvested shares. During the six months ended May 31, 2024 and 2023, the Company granted employees 1.3 million and 2.0 million of nonvested shares, respectively.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its condensed consolidated financial statements.
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
Reclassifications
Certain prior year segment information in the condensed consolidated financial statements have been reclassified to conform with the 2024 presentation. This reclassification was for operational purposes and between segments and had no impact on the Company's total assets, total equity, revenue or net income in the condensed consolidated financial statements.

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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	May 31, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$3,597,493	245,784	11,555	17,184	3,872,016
Restricted cash	11,572	37,796	—	—	49,368
Receivables, net (1)	898,301	567,748	86,293	—	1,552,342
Inventory owned and consolidated inventory not owned	19,901,500	—	608,214	—	20,509,714
Deposits and pre-acquisition costs on real estate	2,754,819	—	29,802	—	2,784,621
Investments in unconsolidated entities	1,263,905	—	561,892	350,574	2,176,371
Loans held-for-sale (2)	—	1,721,911	—	—	1,721,911
Investments in equity securities (3)	—	—	—	297,948	297,948
Investments available-for-sale (4)	—	—	—	39,669	39,669
Loans held-for-investment, net	—	54,355	—	—	54,355
Investments held-to-maturity	—	138,425	—	—	138,425
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,540,507	88,223	79,487	130,655	1,838,872
Total assets	$33,410,456	3,043,941	1,377,243	836,030	38,667,670
Liabilities:
Notes and other debt payable, net	$2,241,507	1,410,102	—	—	3,651,609
Accounts payable, liabilities related to consolidated inventory not owned and other liabilities	7,468,009	173,261	246,776	112,262	8,000,308
Total liabilities	$9,709,516	1,583,363	246,776	112,262	11,651,917

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	November 30, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$6,273,724	159,491	39,334	1,948	6,474,497
Restricted cash	13,481	82,960	—	—	96,441
Receivables, net (1)	887,992	716,071	92,142	—	1,696,205
Inventory owned and consolidated inventory not owned	18,352,735	—	544,935	—	18,897,670
Deposits and pre-acquisition costs on real estate	2,002,154	—	32,063	—	2,034,217
Investments in unconsolidated entities	1,143,909	—	599,852	276,244	2,020,005
Loans held-for-sale (2)	—	2,086,809	—	—	2,086,809
Investments in equity securities (3)	—	—	—	297,243	297,243
Investments available-for-sale (4)	—	—	—	37,953	37,953
Loans held-for-investment, net	—	55,463	—	—	55,463
Investments held-to-maturity	—	140,676	—	—	140,676
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,512,038	135,377	73,187	44,464	1,765,066
Total assets	$33,628,392	3,566,546	1,381,513	657,852	39,234,303
Liabilities:
Notes and other debt payable, net	$2,816,482	2,163,805	3,741	—	4,984,028
Accounts payable, liabilities related to consolidated inventory not owned and other liabilities	6,911,512	283,234	274,436	79,127	7,548,309
Total liabilities	$9,727,994	2,447,039	278,177	79,127	12,532,337
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2024 and November 30, 2023, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $145.0 million and $121.0 million without readily available fair values as of May 31, 2024 and November 30, 2023, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2024	2023	2024	2023
Revenues:
Homebuilding	$8,381,059	7,670,017	15,312,050	13,826,322
Financial Services	281,723	222,979	531,443	405,960
Multifamily	99,500	151,744	229,177	295,267
Lennar Other	3,310	411	5,852	8,031
	$8,765,592	8,045,151	16,078,522	14,535,580
Earnings (loss) before income taxes:
Homebuilding	$1,340,155	1,214,409	2,368,951	2,121,248
Financial Services	147,012	112,599	278,308	191,336
Multifamily	(20,474)	(8,162)	(36,113)	(29,763)
Lennar Other	(28,964)	(18,399)	(68,512)	(58,156)
Corporate and Unallocated (1)	(176,672)	(141,826)	(350,791)	(281,591)
	$1,261,057	1,158,621	2,191,843	1,943,074
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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee, and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC (“FivePoint”)
The assets related to the Company’s homebuilding segments were as follows:

	May 31,	November 30,
	2024	2023
(In thousands)
East	$6,934,559	6,563,568
Central	5,205,747	4,511,496
Texas	3,842,898	3,337,280
West	11,970,399	11,298,812
Other	1,543,449	1,511,541
Corporate and Unallocated	3,913,404	6,405,695
Total Homebuilding	$33,410,456	33,628,392
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2024	2023	2024	2023
Revenues
East	$2,202,245	2,119,297	4,125,041	3,817,140
Central	1,707,444	1,616,392	3,103,899	2,842,533
Texas	1,196,425	1,141,612	2,268,211	2,163,664
West	3,265,467	2,781,097	5,795,529	4,986,158
Other	9,478	11,619	19,370	16,827
	$8,381,059	7,670,017	15,312,050	13,826,322

Operating earnings (loss)
East	$425,650	473,467	802,531	871,899
Central	237,870	247,550	399,486	403,836
Texas	184,644	183,061	353,157	308,380
West	478,937	355,472	787,724	585,972
Other	13,054	(45,141)	26,053	(48,839)
	$1,340,155	1,214,409	2,368,951	2,121,248

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
At May 31, 2024, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
June 2024 (1)	$500,000	—	500,000
June 2024 (2)	100,000	100,000	200,000
July 2024	505,000	—	505,000
September 2024	100,000	100,000	200,000
April 2025	250,000	250,000	500,000
Total residential facilities	$1,455,000	450,000	1,905,000
LMF commercial facilities maturing:
December 2024	200,000	—	200,000
January 2025	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$2,205,000
(1)Subsequent to May 31, 2024, the maturity date was extended to July 2024.
(2)Subsequent to May 31, 2024, the maximum aggregate committed and uncommitted commitment was reduced to $75 million each until maturity in August 2024.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	May 31, 2024	November 30, 2023
Borrowings under the residential facilities	$1,233,015	2,020,187
Collateral under the residential facilities	1,280,929	2,097,020
Borrowings under the LMF Commercial facilities	48,057	12,525
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and six months ended May 31, 2024 and 2023. Loan origination liabilities were $18.3 million and $17.6 million as of May 31, 2024 and November 30, 2023, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2024	2023	2024	2023
Originations (1)	$71,510	84,590	212,335	164,070
Sold	129,335	88,102	156,285	165,302
Securitizations	3	2	5	3
(1)During both the three and six months ended May 31, 2024 and 2023, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At May 31, 2024 and November 30, 2023, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three or six months ended May 31, 2024 and 2023. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	May 31, 2024	November 30, 2023
Carrying value	$138,425	140,676
Outstanding debt, net of debt issuance costs	129,029	131,093
Incurred interest rate	3.4%	3.4%

	May 31, 2024
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily Segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, property management, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and management and promote fees generated from joint ventures less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily Segment also include equity in earnings (loss) from unconsolidated entities other gains (which includes sales of buildings and investments).

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
The Company has investments in Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”) and Sunnova Energy International, Inc. (“Sunnova”), which are held at market and the carrying value of which will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on the Company's technology investments:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2024	2023	2024	2023
Blend Labs (BLND)	$715	(1,332)	3,651	(746)
Hippo (HIPO)	10,737	(4,399)	27,186	2,233
Opendoor (OPEN)	(16,907)	22,512	(15,592)	14,821
SmartRent (SMRT)	(4,609)	8,621	(6,572)	9,926
Sonder (SOND)	(40)	(138)	11	(458)
Sunnova (NOVA)	(11,410)	233	(35,335)	(24,233)
Lennar Other unrealized gains (losses) from technology investments	$(21,514)	25,497	(26,651)	1,543
Doma Holdings, Inc. (“Doma”), which went public during the year ended November 30, 2021, is an investment that was accounted for under the equity method due to the Company's significant ownership interest of 25% of Doma which allowed the Company to exercise significant influence. As of May 31, 2024, the Company’s carrying value in Doma was zero as a result of allocated losses from Doma.
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	May 31, 2024	November 30, 2023
Investments in unconsolidated entities (1) (2)	$1,263,905	1,143,909
Underlying equity in unconsolidated entities' net assets (1)	1,573,738	1,436,239
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2024 and November 30, 2023, the carrying amount of the Company's investment was $448.1 million and $422.2 million, respectively.
As of May 31, 2024 and November 30, 2023, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $279.3 million and $316.5 million, respectively.
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
As of both May 31, 2024 and November 30, 2023, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of May 31, 2024, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023.
In 2021, the Company formed the Upward America Venture LP (“Upward America”), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America is expected to raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78 million committed by Lennar. As of May 31, 2024 and November 30, 2023, the carrying amount of the Company's investment in Upward America was $16.4 million and $14.8 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) have been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023. As of both May 31, 2024 and November 30, 2023, the fair value of the completion guarantees was immaterial. As of May 31, 2024 and November 30, 2023, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $834.2 million and $1.4 billion, respectively.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. Each Multifamily real estate investment trust, JV and fund has unilateral decision-making rights related to development and other sales activity through its executive committee or asset management committee. The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. In some situations, the Multifamily segment sells land to various joint ventures and funds. The details of the activity were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
General contractor services, net of deferrals	$84,434	128,371	186,070	253,773
General contractor costs	79,995	122,064	175,684	242,797
Management fee income, net of deferrals	13,669	17,494	29,710	35,615
The Multifamily segment includes managing and investing in Multifamily Venture Fund I (“LMV I”), Multifamily Venture Fund II LP (“LMV II”) and Canada Pension Plan Investments Fund (the “CPPIB Fund”), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the closing of the CPPIB Fund. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of May 31, 2024, the Company had a $24.6 million investment in the CPPIB Fund. Additional dollars will be committed as opportunities are identified by the CPPIB Fund.
Details of LMV I and LMV II as of and during the six months ended May 31, 2024 are included below:

	May 31, 2024
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$162,904	255,908
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar during the six months ended May 31, 2024	7,245	208
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
Currently, the LMV I partners have decided to liquidate and sell substantially all of the individual project rental operations of LMV I in the second half of fiscal 2024. Some of those assets were sold in June 2024. As of May 31, 2024, the Company's net investment in LMV I was $162.9 million.
Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Company's investment in the Rialto funds totaled $146.9 million and $148.7 million as of May 31, 2024 and November 30, 2023, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds with a carrying value of $203.7 million and $127.5 million, as of May 31, 2024 and November 30, 2023, respectively. In addition, during both the three and six months ended May 31, 2024, there was a $46.5 million one-time realized gain in Lennar Other on the sale of a technology investment that was included in other income (expense), net and other gains (losses) on the Company’s condensed consolidated statements of operations and comprehensive income .
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and six months ended May 31, 2024 and 2023:

	Three Months Ended May 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at February 29, 2024	$26,777,930	25,983	3,660	5,651,836	(1,988,200)	5,241	22,949,315	130,095
Net earnings (including net earnings attributable to noncontrolling interests)	960,586	—	—	—	—	—	954,311	6,275
Employee stock and directors plans	(1,046)	13	—	1,277	(2,336)	—	—	—
Purchases of treasury stock	(607,270)	—	—	—	(607,270)	—	—	—
Amortization of restricted stock	34,506	—	—	34,506	—	—	—	—
Cash dividends	(138,931)	—	—	—	—	—	(138,931)	—
Receipts related to noncontrolling interests	8,926	—	—	—	—	—	—	8,926
Payments related to noncontrolling interests	(24,667)	—	—	—	—	—	—	(24,667)
Non-cash purchase or activity of noncontrolling interests, net	4,364	—	—	(12,886)	—	—	—	17,250
Total other comprehensive income, net of tax	1,355	—	—	—	—	1,355	—	—
Balance at May 31, 2024	$27,015,753	25,996	3,660	5,674,733	(2,597,806)	6,596	23,764,695	137,879

	Three Months Ended May 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2023	$24,555,287	25,834	3,660	5,503,789	(468,347)	3,259	19,350,060	137,032
Net earnings (including net earnings attributable to noncontrolling interests)	877,742	—	—	—	—	—	871,694	6,048
Employee stock and directors plans	4,229	9	—	1,631	2,589	—	—	—
Purchases of treasury stock	(209,928)	—	—	—	(209,928)	—	—	—
Amortization of restricted stock	40,173	—	—	40,173	—	—	—	—
Cash dividends	(110,386)	—	—	—	—	—	(110,386)	—
Receipts related to noncontrolling interests	2,421	—	—	—	—	—	—	2,421
Non-cash purchase or activity of noncontrolling interests, net	1,008	—	—	535	—	—	—	473
Total other comprehensive income, net of tax	573	—	—	—	—	573	—	—
Balance at May 31, 2023	$25,161,119	25,843	3,660	5,546,128	(675,686)	3,832	20,111,368	145,974

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended May 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2023	$26,701,966	25,848	3,660	5,570,009	(1,393,100)	4,879		22,369,368	121,302
Net earnings (including net earnings attributable to noncontrolling interests)	1,680,507	—	—	—	—	—		1,673,645	6,862
Employee stock and directors plans	(84,519)	148	—	1,212	(85,879)	—		—	—
Purchases of treasury stock	(1,118,827)	—	—	—	(1,118,827)	—		—	—
Amortization of restricted stock	122,186	—	—	122,186	—	—		—	—
Cash dividends	(278,318)	—	—	—	—	—	—	(278,318)	—
Receipts related to noncontrolling interests	14,722	—	—	—	—	—		—	14,722
Payments related to noncontrolling interests	(26,646)	—	—	—	—	—		—	(26,646)
Non-cash purchase or activity of noncontrolling interests, net	2,965	—	—	(18,674)	—	—		—	21,639
Total other comprehensive income, net of tax	1,717	—	—	—	—	1,717		—	—
Balance at May 31, 2024	$27,015,753	25,996	3,660	5,674,733	(2,597,806)	6,596		23,764,695	137,879

	Six Months Ended May 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2022	$24,240,367	25,608	3,660	5,417,796	(210,389)	2,408		18,861,417	139,867
Net earnings (including net earnings attributable to noncontrolling interests)	1,477,050	—	—	—	—	—		1,468,228	8,822
Employee stock and directors plans	(62,761)	235	—	1,442	(64,438)	—		—	—
Purchases of treasury stock	(400,859)	—	—	—	(400,859)	—		—	—
Amortization of restricted stock	126,731	—	—	126,731	—	—		—	—
Cash dividends	(218,277)	—	—	—	—	—	—	(218,277)	—
Receipts related to noncontrolling interests	4,918	—	—	—	—	—		—	4,918
Payments related to noncontrolling interests	(20,623)	—	—	—	—	—		—	(20,623)
Non-cash purchase or activity of noncontrolling interests, net	13,149	—	—	159	—	—		—	12,990
Total other comprehensive loss, net of tax	1,424	—	—	—	—	1,424		—	—
Balance at May 31, 2023	$25,161,119	25,843	3,660	5,546,128	(675,686)	3,832		20,111,368	145,974
On June 20, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share on both its Class A and Class B common stock, payable on July 19, 2024 to holders of record at the close of business on July 5, 2024. On May 8, 2024, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on April 24, 2024, as declared by its Board of Directors on April 10, 2024. The Company approved and paid cash dividends of $0.375 per share for each of the four quarters of 2023 for both its Class A and Class B common stock.
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

	Three Months Ended May 31,				Six Months Ended May 31,
	2024		2023		2024		2023
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	3,393,475	406,525	1,269,681	730,319	6,419,603	780,397	2,715,886	1,284,114
Total purchase price	$543,276	$59,570	$138,800	$69,010	$998,064	$111,207	$281,868	$115,116
Average price per share	$160.09	$146.54	$109.32	$94.49	$155.47	$142.50	$103.78	$89.65

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2024	2023	2024	2023
Provision for income taxes	$300,471	280,879	511,336	466,024
Effective tax rate (1)	23.9%	24.4%	23.4%	24.1%
(1)For both the three and six months ended May 31, 2024 and 2023, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net earnings attributable to Lennar	$954,311	871,694	1,673,645	1,468,228
Less: distributed earnings allocated to nonvested shares	2,693	3,572	3,715	4,296
Less: undistributed earnings allocated to nonvested shares	8,007	9,935	13,923	15,695
Numerator for basic and diluted earnings per share	943,611	858,187	1,656,007	1,448,237
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	273,703	284,910	275,325	285,492
Basic and diluted earnings per share	$3.45	3.01	6.01	5.07
For both the three and six months ended May 31, 2024 and May 31, 2023, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debt Payable

(Dollars in thousands)	May 31, 2024	November 30, 2023
4.75% senior notes due 2025	$499,558	499,336
5.25% senior notes due 2026	402,432	403,040
5.00% senior notes due 2027	351,165	351,357
4.75% senior notes due 2027 (1)	697,976	797,347
4.50% senior notes due 2024	—	453,682
Mortgage notes on land and other debt	290,376	311,720
	$2,241,507	2,816,482
(1)During both the three and six months ended May 31, 2024, the Company repurchased $100 million aggregate principal amount of senior notes due November 2027, through open market repurchases.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $3.0 million and $4.2 million as of May 31, 2024 and November 30, 2023, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In April 2024, the Company redeemed $454 million aggregate principal amount of its 4.50% senior notes due April 2024. The redemption price, which was paid in cash, was 100% of the principal amount outstanding.
In April 2024, $350 million of the Company's unsecured revolving credit facility matured.
The maximum available borrowings on the Company's unsecured revolving credit facility (the “Credit Facility”) were as follows:

(In thousands)	May 31, 2024
Commitments - maturing in May 2027	$2,225,000
Accordion feature	425,000
Total maximum borrowings capacity	$2,650,000
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
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2023. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	May 31, 2024	November 30, 2023
Performance letters of credit	$1,485,725	1,404,541
Financial letters of credit	533,522	417,976
Surety bonds	4,876,796	4,508,428
Anticipated future costs primarily for site improvements related to performance surety bonds	2,829,965	2,499,680
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
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at May 31, 2024 and November 30, 2023, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		May 31, 2024		November 30, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$54,355	54,355	55,463	55,463
Investments held-to-maturity	Level 3	138,425	139,504	140,676	139,396
LIABILITIES
Homebuilding senior notes and other debt payable, net	Level 2	$2,241,507	2,224,505	2,816,482	2,785,712
Financial Services notes and other debt payable, net	Level 2	1,410,102	1,410,688	2,163,805	2,164,441
Multifamily notes payable, net	Level 2	—	—	3,741	3,741
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		May 31, 2024	November 30, 2023
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,655,196	2,073,350
LMF Commercial loans held-for-sale	Level 3	66,715	13,459
Mortgage servicing rights	Level 3	3,652	3,440
Forward options	Level 1	2,768	5,937
Lennar Other Assets:
Investments in equity securities	Level 1	$152,946	176,198
Investments available-for-sale	Level 3	39,669	37,953
Residential and LMF Commercial loans held-for-sale in the table above include:

	May 31, 2024		November 30, 2023
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,694,486	(39,290)	2,083,776	(10,426)
LMF Commercial loans held-for-sale	69,700	(2,985)	13,650	(191)
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of May 31, 2024 and November 30, 2023. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As of May 31, 2024	As of November 30, 2023
Unobservable inputs:
Mortgage prepayment rate	8%	8%
Discount rate	13%	13%
Delinquency rate	9%	9%
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2024	2023	2024	2023
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$17,187	7,899	(28,865)	(23,563)
Mortgage loan commitments	(1,447)	13,783	(32,102)	(35,061)
Forward contracts	(28,973)	(18,807)	72,873	72,702
Forward options	(710)	(100)	(1,054)	(952)
Changes in fair value included in Lennar Other unrealized gains (losses) from technology investments:
Investments in equity securities	$(21,514)	25,497	(26,651)	1,543
Changes in fair value included in other comprehensive income, net of tax:
Lennar Other investments available-for-sale	$1,355	573	1,717	1,424
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended May 31,
	2024		2023
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,475	125,397	3,450	25,835
Purchases/loan originations	171	71,510	69	84,590
Sales/loan originations sold, including those not settled	—	(129,335)	—	(88,102)
Disposals/settlements	(44)	—	(80)	—
Changes in fair value (1)	50	(857)	(41)	434
Interest and principal paydowns	—	—	—	(3)
Ending balance	$3,652	66,715	3,398	22,754

	Six Months Ended May 31,
	2024		2023
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,440	13,459	3,463	25,599
Purchases/loan originations	232	212,335	120	164,070
Sales/loan originations sold, including those not settled	—	(156,285)	—	(165,302)
Disposals/settlements	(70)	—	(143)	—
Changes in fair value (1)	50	(2,985)	(42)	(11)
Interest and principal paydowns	—	191	—	(1,602)
Ending balance	$3,652	66,715	3,398	22,754
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended May 31,
		2024			2023
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$120,553	100,968	(19,585)	126,680	108,073	(18,607)
Land and land under development (2)	Level 3	—	—	—	574	561	(13)
Deposits and pre-acquisition costs on real estate (3)	Level 3	332	—	(332)	14,455	—	(14,455)
Investments in unconsolidated entities (4)	Level 3	—	—	—	75,769	37,792	(37,977)

		Six Months Ended May 31,
		2024			2023
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$192,309	168,985	(23,324)	183,816	158,902	(24,914)
Land and land under development (2)	Level 3	—	—	—	25,735	23,703	(2,032)
Deposits and pre-acquisition costs on real estate (3)	Level 3	3,202	—	(3,202)	17,130	—	(17,130)
Investments in unconsolidated entities (4)	Level 3	—	—	—	78,834	37,792	(41,042)
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Forfeited deposits and write-off of pre-acquisition costs on real estate were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income for the three and six months ended May 31, 2024 and 2023.
(4)Valuation adjustments related to investments in unconsolidated entities were primarily included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income for the three and six months ended May 31, 2024 and 2023.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Six Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
May 31, 2024	1,245	32	4	$25,769	$15,263
May 31, 2023	1,256	34	5	42,408	12,247
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Six Months Ended May 31,
	2024			2023
Unobservable inputs	Range			Range
Average selling price (1)	$178,000	—	282,000	371,000	—	663,000
Absorption rate per quarter (homes)	10	—	15	6	—	26
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the six months ended May 31, 2024 and 2023.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2023.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, length of the time and the extent to which the market value has been below the carrying value, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from an unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three and six months ended May 31, 2024, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment. During the three and six months ended May 31, 2023, the Company estimated the fair value of an investment in an unconsolidated entity using a cash flow analysis with a 15% discount rate and concluded that the investment had an other-than-temporary impairment of $36.8 million included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operation and comprehensive income.

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
(9)Variable Interest Entities
During the six months ended May 31, 2024, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities (“VIEs”) that were consolidated or deconsolidated during the six months ended May 31, 2024.
The carrying amount of the Company's consolidated VIEs' assets and non-recourse liabilities are disclosed in the footnote to the condensed consolidated balance sheets.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debt payable. The assets held by a VIE are usually collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with VIE’s lenders. Other than debt guarantee agreements with VIE’s lenders, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts, but that would require forfeiture of deposits and pre-acquisition costs.
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	May 31, 2024		November 30, 2023
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$758,560	830,458	659,224	787,226
Multifamily (2)	130,446	134,790	384,718	402,735
Financial Services (3)	138,425	138,425	140,676	140,676
Lennar Other (4)	124,711	124,711	56,009	56,009
	$1,152,142	1,228,384	1,240,627	1,386,646
(1)As of May 31, 2024 and November 30, 2023, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $21.2 million and $69.8 million, respectively. In addition, as of May 31, 2024 and November 30, 2023, there was recourse debt of a VIE of $42.9 million and $42.1 million, respectively.
(2)As of May 31, 2024 and November 30, 2023, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV II, in addition to the investment, also included the remaining combined equity commitment of $12.8 million as of November 30, 2023, for expenditures related to the construction and development of its projects. The decrease in exposure as of May 31, 2024 is primarily due to the removal of LMV II as the Fund does not expect to call for equity in the future. As a result, LMV II is not a VIE as of May 31, 2024.
(3)As of both May 31, 2024 and November 30, 2023, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of both May 31, 2024 and November 30, 2023, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of May 31, 2024 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. Land under option with third party holding companies that the Company was economically compelled to takedown was $2.2 billion as of May 31, 2024 and is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $1.5 billion as of May 31, 2024.
During the six months ended May 31, 2024, consolidated inventory not owned increased by $761.0 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2024. The increase was primarily due to land financing transactions and the consolidation of homesites under option that the Company is economically compelled to takedown. These increases were partially offset by homesite takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of May 31, 2024. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(Dollars in thousands)	May 31, 2024	November 30, 2023
Non-refundable option deposits and pre-acquisition costs	$2,645,428	1,949,219
Non-refundable option deposits included in consolidated inventory not owned	526,064	451,632
Letters of credit in lieu of cash deposits under certain land and option contracts	269,725	198,920
For the six months ended May 31, 2024, the Company purchased a significant portion of land from one land bank (the “Land Bank”). There were no amounts due to the Land Bank as of May 31, 2024, resulting from land purchases as the full purchase price of the land is typically paid to the Land Bank at closing when land is purchased by the Company. As of May 31, 2024, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Bank were $777.5 million. As of May 31, 2024, total consolidated inventory not owned and liabilities related to consolidated inventory not owned relating to contracts with the Land Bank were $827.1 million and $697.2 million, respectively.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2024	2023	2024	2023
Warranty reserve, beginning of the period	$405,558	403,334	414,796	418,017
Warranties issued	72,572	67,221	134,348	120,900
Adjustments to pre-existing warranties from changes in estimates (1)	(381)	14,246	(3,285)	10,188
Payments	(74,301)	(69,647)	(142,411)	(133,951)
Warranty reserve, end of period	$403,448	415,154	403,448	415,154
(1)The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2024 and 2023 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	May 31, 2024	November 30, 2023
Right-of-use assets	$151,600	145,812
Lease liabilities	162,571	154,271
Weighted-average remaining lease term (in years)	5.2	7.5
Weighted-average discount rate	3.9%	3.4%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at May 31, 2024 were as follows:

(In thousands)	Lease Payments
2024	$28,703
2025	38,933
2026	26,476
2027	23,950
2028 and thereafter	61,666
Total future minimum lease payments (1)	$179,728
Less: Interest (2)	17,157
Present value of lease liabilities (2)	$162,571
(1)Total future minimum lease payments exclude variable lease costs of $21.2 million and short-term lease costs of $2.6 million.
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
The Company's rental expense on lease liabilities were as follows:

	Six Months Ended May 31,
(In thousands)	2024	2023
Rental expense	$54,684	52,998
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the six months ended May 31, 2024 and 2023, the Company had an immaterial amount of sublease income.

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of the Company's investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land light strategy and our planned spin-off; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the potential negative impact to our business of public health issues such as a major epidemic or pandemic that could have a negative impact on the economy and on our businesses; possible unfavorable outcomes in legal proceedings; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; becoming unable to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; new laws or regulatory changes that adversely affect the profitability of our businesses (including changes in tax laws or liabilities); our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2024, as amended by our Annual Report on Form 10-K/A filed with the SEC on April 25, 2024, and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

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
Outlook
During the first half of fiscal 2024, we continued to execute our operating plan effectively, driving our production pace and sales pace in a synchronized manner, while using our gross margin as a point of adjustment to enable consistent production, even as market conditions evolved. This program has driven excellent operating results to date, and we are in an excellent position, from balance sheet to operating strategy to execution, to be able to adjust to the changing market as it unfolds for the remainder of 2024 and beyond.
In the third quarter, we expect to start, sell and deliver homes with a similar consistency, as we continue to drive for an even-flow manufacturing model that we believe will enhance our cash flow and our bottom line. We have continued to target a consistent production and growth rate in order to maintain volume, minimize production costs, and maintain an even flow of production and sales, all in order to drive cash flow, effective capital allocation and higher returns.
Our primary goal is to migrate to a pure-play, asset-light manufacturing model that will be supported by a durable, just-in-time, homesite delivery program that will enable growth, shareholder returns, higher returns on assets and, ultimately, higher returns on equity. Margin is the flexible mechanism that we expect will enable this to happen. We expect margin in our third quarter to be higher than in the second quarter, and we remain focused on driving margin for this year to be approximately the same as the 23.3% in fiscal 2023. Part of the anticipated increase in margin is embedded in our backlog, but achieving it will also depend on market conditions, interest rates and consumer confidence through the remainder of the year.
The macroeconomic environment remains relatively constructive for homebuilders. The demand for housing remains strong, but is limited by affordability, interest rates and, sometimes, wavering consumer confidence. The chronic housing shortage driven by over a decade of underproduction of housing stock is particularly problematic for families seeking affordable or attainable supply. At this time, consumers are generally employed and are confident that they will remain employed and that their compensation is likely to rise. This is most often the foundation of a strong housing market, but the chronic supply shortage, the impact of interest rates on affordability and persistent and stubborn inflation have moderated housing market strength. In response, we and other homebuilders have worked out sales incentives to meet the purchasers at the intersection of need and affordability to enable purchasers to buy homes. With our ready access to capital, we have been able to adjust and capture demand by using incentives to reduce the affordability constraint.
With regard to manufacturing, we have continued to refine our manufacturing platform to maintain production and sales pace while continuing to engineer our homes for increased production efficiency and volume. Driving volume enables us to offer more attainable products. In doing so, we have enhanced our inventory turn and grown volume as we generate substantial cash flow.
We are focusing on a just-in-time delivery program for land, just as we do for lumber, appliances and other products that are part of a home. We accomplish this both by negotiating option deals with landowners and developers and by using structured land bank strategies, often with entities that deploy private equity capital. These transactions are a key part of our land-light strategy, which has enhanced our ability to generate consistent cash flow through the ups and downs of interest rate changes.
While our land-light strategy has benefited strongly from land banking arrangements, we have concerns about the durability of these arrangements. Availability of private equity participation in our land banking arrangements depends upon market conditions and can change significantly and quickly. Therefore, we are proposing to contribute $6 to $8 billion of land to a new entity, which we will spin-off to our stockholders and which will be a permanent source of land acquisition and development capital for us and other homebuilders. Such a spin-off would distribute capital to our stockholders, reduce the inventory on our books, and provide permanent dependable capital for future land acquisitions. We are still early in the process and there is no specific timeline to completion or guarantee that the transaction will be completed.
Also, with regard to pure play, we will continue to reduce exposure to non-core assets and to intensify our focus on producing affordable and attainable products across our platform. Concurrently, we are repatriating capital that has been deployed in prior multifamily investments. Additionally, our LMV I fund sold some of its assets in June 2024, and we may decide to monetize additional assets in the second half of 2024. Combined, these transactions could result in cash proceeds of approximately $250 million in the second half of fiscal 2024.
We also expect to continue our investments in companies that are developing technologies that we can use in our homebuilding operations. Technology is an important component of our homebuilding business. Every element of our business is being modified, re-engineered and rethought around technology. Technology, imagination and innovation keeps us modern and relevant.

Perhaps most importantly, our very strong balance sheet affords us the ability to consider and execute upon thoughtful innovation for the future. We currently have a 7.7% debt-to-capital ratio, with $3.6 billion of cash on hand and no borrowings under our $2.2 billion revolving credit arrangement. This gives us the flexibility to allocate capital strategically: first, to growth, but also toward retiring debt, paying dividends and repurchasing shares of our stock.
We expect to have between 20,500 and 21,000 home sales during our third quarter with an approximately 23% gross margin. We expect to deliver approximately 80,000 homes this year, with a little over 23% gross margin. We also expect to repurchase in excess of $2 billion of our stock for the full year 2024.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2024 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $954.3 million, or $3.45 per diluted share, in the second quarter of 2024, compared to net earnings attributable to Lennar of $871.7 million, or $3.01 per diluted share, in the second quarter of 2023. Excluding $21.5 million of mark-to-market losses on technology investments and a $46.5 million one-time gain on the sale of a technology investment, second quarter net earnings attributable to Lennar in 2024 were $935.3 million, or $3.38 per diluted share. Excluding $25.5 million of mark-to-market gains on technology investments, second quarter net earnings attributable to Lennar in 2023 were $852.4 million or $2.94 per diluted share.
Financial information relating to our operations was as follows:

	Three Months Ended May 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily (1)	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,357,750	—	—	—	—	8,357,750
Sales of land	13,598	—	—	—	—	13,598
Other revenues	9,711	281,723	99,500	3,310	—	394,244
Total revenues	8,381,059	281,723	99,500	3,310	—	8,765,592
Costs and expenses:
Costs of homes sold	6,469,952	—	—	—	—	6,469,952
Costs of land sold	6,903	—	—	—	—	6,903
Selling, general and administrative expenses	629,600	—	—	—	—	629,600
Other costs and expenses	—	134,711	102,205	26,841	—	263,757
Total costs and expenses	7,106,455	134,711	102,205	26,841	—	7,370,212
Equity in earnings (losses) from unconsolidated entities	15,516	—	(17,557)	(2,268)	—	(4,309)
Other income (expense), net and other gains (losses)	50,035	—	(212)	18,349	—	68,172
Lennar Other unrealized losses from technology investments	—	—	—	(21,514)	—	(21,514)
Operating earnings (loss)	$1,340,155	147,012	(20,474)	(28,964)	—	1,437,729
Corporate general and administrative expenses	—	—	—	—	156,982	156,982
Charitable foundation contribution	—	—	—	—	19,690	19,690
Earnings (loss) before income taxes	$1,340,155	147,012	(20,474)	(28,964)	(176,672)	1,261,057

	Three Months Ended May 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,636,579	—	—	—	—	7,636,579
Sales of land	16,314	—	—	—	—	16,314
Other revenues	17,124	222,979	151,744	411	—	392,258
Total revenues	7,670,017	222,979	151,744	411	—	8,045,151
Costs and expenses:
Costs of homes sold	5,916,325	—	—	—	—	5,916,325
Costs of land sold	11,932	—	—	—	—	11,932
Selling, general and administrative expenses	510,700	—	—	—	—	510,700
Other costs and expenses	—	110,380	154,354	6,795	—	271,529
Total costs and expenses	6,438,957	110,380	154,354	6,795	—	6,710,486
Equity in losses from unconsolidated entities	(12,279)	—	(5,926)	(31,550)	—	(49,755)
Other income (expense), net and other gains (losses)	(4,372)	—	374	(5,962)	—	(9,960)
Lennar Other unrealized gains from technology investments	—	—	—	25,497	—	25,497
Operating earnings (loss)	$1,214,409	112,599	(8,162)	(18,399)	—	1,300,447
Corporate general and administrative expenses	—	—	—	—	124,752	124,752
Charitable foundation contribution	—	—	—	—	17,074	17,074
Earnings (loss) before income taxes	$1,214,409	112,599	(8,162)	(18,399)	(141,826)	1,158,621

	Six Months Ended May 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily (1)	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$15,259,531	—	—	—	—	15,259,531
Sales of land	34,350	—	—	—	—	34,350
Other revenues	18,169	531,443	229,177	5,852	—	784,641
Total revenues	15,312,050	531,443	229,177	5,852	—	16,078,522
Costs and expenses:
Costs of homes sold	11,865,484	—	—	—	—	11,865,484
Costs of land sold	20,920	—	—	—	—	20,920
Selling, general and administrative expenses	1,197,587	—	—	—	—	1,197,587
Other costs and expenses	—	253,135	234,872	35,929	—	523,936
Total costs and expenses	13,083,991	253,135	234,872	35,929	—	13,607,927
Equity in earnings (losses) from unconsolidated entities	28,818	—	(30,163)	(33,509)		(34,854)
Other income (expense), net and other gains (losses)	112,074	—	(255)	21,725		133,544
Lennar Other unrealized losses from technology investments	—	—	—	(26,651)		(26,651)
Operating earnings (loss)	$2,368,951	278,308	(36,113)	(68,512)	—	2,542,634
Corporate general and administrative expenses	—	—	—	—	314,303	314,303
Charitable foundation contribution	—	—	—	—	36,488	36,488
Earnings (loss) before income taxes	$2,368,951	278,308	(36,113)	(68,512)	(350,791)	2,191,843

	Six Months Ended May 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$13,730,406	—	—	—	—	13,730,406
Sales of land	26,032	—	—	—	—	26,032
Other revenues	69,884	405,960	295,267	8,031	—	779,142
Total revenues	13,826,322	405,960	295,267	8,031	—	14,535,580
Homebuilding costs and expenses:
Costs of homes sold	10,719,168	—	—	—	—	10,719,168
Costs of land sold	34,009	—	—	—	—	34,009
Selling, general and administrative	960,494	—	—	—	—	960,494
Other costs and expenses	—	214,624	303,310	13,271	—	531,205
Total costs and expenses	11,713,671	214,624	303,310	13,271	—	12,244,876
Equity in losses from unconsolidated entities	(9,093)	—	(22,409)	(49,440)	—	(80,942)
Other income (expense), net and other gains (losses)	17,690	—	689	(5,019)	—	13,360
Lennar Other unrealized gains from technology investments	—	—	—	1,543	—	1,543
Operating earnings (loss)	$2,121,248	191,336	(29,763)	(58,156)	—	2,224,665
Corporate general and administrative expenses	—	—	—	—	250,858	250,858
Charitable foundation contribution	—	—	—	—	30,733	30,733
Earnings (loss) before income taxes	$2,121,248	191,336	(29,763)	(58,156)	(281,591)	1,943,074
(1)During both the three and six months ended May 31, 2024, Multifamily revenues decreased primarily due to less general contractor and management fees income as a result of the completion of Multifamily properties.
Three Months Ended May 31, 2024 versus Three Months Ended May 31, 2023
Revenues from home sales increased 9% in the second quarter of 2024 to $8.4 billion from $7.6 billion in the second quarter of 2023. Revenues were higher primarily due to a 15% increase in the number of home deliveries, partially offset by a 5% decrease in the average sales price of homes delivered. New home deliveries increased to 19,690 homes in the second quarter of 2024 from 17,074 homes in the second quarter of 2023. The average sales price of homes delivered was $426,000 in the second quarter of 2024, compared to $449,000 in the second quarter of 2023. The decrease in average sales price of homes delivered in the second quarter of 2024 compared to the same period last year was primarily due to pricing to market through an increased use of incentives and product mix.
Gross margins on home sales were $1.9 billion, or 22.6%, in the second quarter of 2024, compared to $1.7 billion, or 22.5%, in the second quarter of 2023. During the second quarter of 2024, gross margins increased because of a decrease in costs per square foot as we continued to focus on construction cost savings, which was partially offset by a decrease in average sales price and an increase in land costs.
Selling, general and administrative expenses were $629.6 million in the second quarter of 2024, compared to $510.7 million in the second quarter of 2023. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 7.5% in the second quarter of 2024, from 6.7% in the second quarter of 2023, primarily due to an increase in digital marketing costs, professional expenses and insurance costs.
During the three months ended May 31, 2024, our homebuilding operating earnings included $43.2 million of interest income due to an increase in cash balances and higher interest rates.
Operating earnings for the Financial Services segment were $146.3 million in the second quarter of 2024, compared to $112.1 million in the second quarter of 2023. The increase in operating earnings was primarily due to higher volume from increased capture rate and Lennar deliveries.
Operating loss for the Multifamily segment was $20.4 million in the second quarter of 2024, compared to operating loss of $8.1 million in the second quarter of 2023. Operating loss for the Lennar Other segment was $27.9 million in the second quarter of 2024, compared to an operating loss of $18.4 million in the second quarter of 2023. The Lennar Other operating loss for the second quarter of 2024 included $21.5 million of mark-to-market losses on our publicly traded technology investments and a $46.5 million one-time gain on the sale of a technology investment.
In the second quarter of 2024 and 2023, we had tax provisions of $300.5 million and $280.9 million, respectively, which resulted in an overall effective income tax rate of 23.9% and 24.4%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by energy efficient home and solar tax credits.
Six Months Ended May 31, 2024 versus Six Months Ended May 31, 2023
Revenues from home sales were $15.3 billion and $13.7 billion in the six months ended May 31, 2024 and 2023, respectively. Revenues were higher primarily due to a 19% increase in the number of home deliveries, which was offset by a 6% decrease in average sales price of homes delivered. New home deliveries increased to 36,488 homes in the six months ended May 31, 2024 from 30,733 homes in the six months ended May 31, 2023. The average sales price of homes delivered was $420,000 in the six months ended May 31, 2024, compared to $449,000 in the six months ended May 31, 2023. The decrease in average sales price of homes delivered in the six months ended May 31, 2024 compared to the same period last year was primarily due to pricing to market through an increased use of incentives and product mix.
Gross margins on home sales were $3.4 billion, or 22.2%, in the six months ended May 31, 2024, compared to $3.0 billion, or 21.9%, in the six months ended May 31, 2023. During the six months ended May 31, 2024, gross margins increased because of a decrease in costs per square foot as we continued to focus on construction cost savings, which was partially offset by a decrease in average sales price and an increase in land costs.
Selling, general and administrative expenses were $1.2 billion in the six months ended May 31, 2024, compared to $1.0 billion in the six months ended May 31, 2023. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 7.8% in the six months ended May 31, 2024, from 7.0% in the six months ended May 31, 2023, primarily due to an increase in digital marketing and advertising costs to generate more direct sales, professional expenses, insurance costs and an increase in the use of brokers due to current market conditions.
During the six months ended May 31, 2024, our homebuilding operating earnings included $100.8 million of interest income due to an increase in cash balances and higher interest rates.
Operating earnings for the Financial Services segment were $276.9 million in the six months ended May 31, 2024, compared to $190.3 million in the six months ended May 31, 2023. The increase in operating earnings was primarily due to higher volume from increased capture rate and Lennar deliveries.
Operating loss for the Multifamily segment was $35.9 million in the six months ended May 31, 2024, compared to operating loss of $29.7 million in the six months ended May 31, 2023. Operating loss for the Lennar Other segment was $67.4 million in the six months ended May 31, 2024, compared to operating loss of $59.6 million in the six months ended May 31, 2023. The Lennar Other operating loss for the six months ended May 31, 2024 included $26.7 million of mark-to-market losses on our publicly traded technology investments and a $46.5 million one-time gain on the sale of a technology investment. Lennar Other operating loss in the six months ended May 31, 2023 was primarily related to operating losses from certain strategic investments.
For the six months ended May 31, 2024 and 2023, we had tax provisions of $511.3 million and $466.0 million, respectively, which resulted in overall effective income tax rates of 23.4% and 24.1%, respectively. In the six months ended May 31, 2024, our overall effective income tax rate was lower than last year, primarily due to excess tax benefits from share-based compensation. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by excess tax benefits from share-based compensation and energy efficient home and solar tax credits.

Homebuilding Segments
At May 31, 2024, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended May 31, 2024
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$2,186,928	1,614,575	26.2%	388,018	6,333	2,939	5,317	23,043	425,650
Central	1,706,051	1,325,590	22.3%	229,391	(30)	1,393	25	7,091	237,870
Texas	1,194,525	912,228	23.6%	179,399	392	750	(3)	4,106	184,644
West	3,263,903	2,609,981	20.0%	467,453	—	1,564	1,236	8,684	478,937
Other (2)	6,343	7,578	(19.5)%	(6,063)	—	3,065	8,941	7,111	13,054
Totals	$8,357,750	6,469,952	22.6%	1,258,198	6,695	9,711	15,516	50,035	1,340,155

	Three Months Ended May 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$2,115,470	1,485,197	29.8%	476,685	501	3,828	3,110	(10,657)	473,467
Central	1,603,187	1,248,693	22.1%	229,957	4,856	3,062	(917)	10,592	247,550
Texas	1,137,517	890,432	21.7%	171,391	1,318	1,474	—	8,878	183,061
West	2,773,005	2,282,859	17.7%	333,314	(2,293)	4,581	1,814	18,056	355,472
Other (2)	7,400	9,144	(23.6)%	(1,793)	—	4,179	(16,286)	(31,241)	(45,141)
Totals	$7,636,579	5,916,325	22.5%	1,209,554	4,382	17,124	(12,279)	(4,372)	1,214,409

	Six Months Ended May 31, 2024
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$4,094,598	2,997,343	26.8%	733,733	11,596	5,325	12,414	39,463	802,531
Central	3,101,695	2,441,550	21.3%	380,349	(451)	2,204	6	17,378	399,486
Texas	2,264,683	1,744,100	23.0%	340,993	1,434	1,292	(3)	9,441	353,157
West	5,785,395	4,665,604	19.4%	754,515	851	3,208	3,713	25,437	787,724
Other (2)	13,160	16,887	(28.3)%	(13,130)	—	6,140	12,688	20,355	26,053
Totals	$15,259,531	11,865,484	22.2%	2,196,460	13,430	18,169	28,818	112,074	2,368,951

	Six Months Ended May 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$3,795,742	2,679,451	29.4%	824,881	(1,853)	23,632	6,358	18,881	871,899
Central	2,804,582	2,213,629	21.1%	364,413	6,688	22,362	(229)	10,602	403,836
Texas	2,154,490	1,708,077	20.7%	297,967	(733)	5,183	—	5,963	308,380
West	4,967,027	4,105,946	17.3%	571,791	(12,079)	10,485	1,662	14,113	585,972
Other (2)	8,565	12,065	(40.9)%	(8,308)	—	8,222	(16,884)	(31,869)	(48,839)
Totals	$13,730,406	10,719,168	21.9%	2,050,744	(7,977)	69,884	(9,093)	17,690	2,121,248
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and/or impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended May 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,529	4,893	$2,222,108	2,146,387	$402,000	439,000
Central	4,188	3,699	1,706,051	1,603,187	407,000	433,000
Texas	4,669	3,908	1,194,525	1,137,517	256,000	291,000
West	5,292	4,565	3,263,904	2,773,005	617,000	607,000
Other	12	9	6,343	7,401	529,000	822,000
Total	19,690	17,074	$8,392,931	7,667,497	$426,000	449,000
Of the total homes delivered listed above, 70 homes with a dollar value of $35.2 million and an average sales price of $503,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2024, compared to 72 home deliveries with a dollar value of $30.9 million and an average sales price of $429,000 for the three months ended May 31, 2023.

	Six Months Ended May 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	10,253	8,748	$4,172,739	3,858,332	$407,000	441,000
Central	7,748	6,439	3,101,695	2,804,582	400,000	436,000
Texas	8,932	7,329	2,264,683	2,154,490	254,000	294,000
West	9,530	8,207	5,785,395	4,967,027	607,000	605,000
Other	25	10	13,160	8,566	526,000	857,000
Total	36,488	30,733	$15,337,672	13,792,997	$420,000	449,000
Of the total homes delivered listed above, 147 homes with a dollar value of $78.1 million and an average sales price of $532,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2024, compared to 135 home deliveries with a dollar value of $62.6 million and an average sales price of $464,000 for the six months ended May 31, 2023.
Sales Incentives (1):

	Three Months Ended May 31,				Six Months Ended May 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$47,900	30,100	10.7%	6.4%	$47,400	30,100	10.5%	6.4%
Central	37,400	29,900	8.4%	6.5%	41,300	34,000	9.4%	7.2%
Texas	48,500	57,600	15.9%	16.5%	51,600	62,200	16.9%	17.5%
West	41,800	47,300	6.3%	7.2%	47,300	54,700	7.2%	8.3%
Other	73,400	101,800	12.2%	11.0%	81,700	100,200	13.4%	10.5%
Total	$44,200	41,000	9.4%	8.4%	$47,100	45,300	10.1%	9.2%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended May 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	309	339	5,000	5,022	$2,033,401	2,166,704	$407,000	431,000
Central	332	330	5,332	4,080	2,144,250	1,729,280	402,000	424,000
Texas	239	226	5,213	3,732	1,332,392	1,079,757	256,000	289,000
West	363	365	5,735	5,045	3,679,145	3,190,159	642,000	632,000
Other	2	3	13	6	5,688	5,544	438,000	924,000
Total	1,245	1,263	21,293	17,885	$9,194,876	8,171,444	$432,000	457,000
Of the total homes listed above, 74 homes with a dollar value of $40.0 million and an average sales price of $540,000 represent homes in eight active communities from unconsolidated entities for the three months ended May 31, 2024, compared to 73 homes with a dollar value of $37.0 million and an average sales price of $507,000 in seven active communities for the three months ended May 31, 2023.

	Six Months Ended May 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	9,526	8,863	$3,931,479	3,840,881	$413,000	433,000
Central	9,606	6,821	3,862,786	2,877,097	402,000	422,000
Texas	9,644	6,874	2,452,391	1,959,213	254,000	285,000
West	10,662	9,510	6,675,384	5,898,485	626,000	620,000
Other	31	11	15,218	9,229	491,000	839,000
Total	39,469	32,079	$16,937,258	14,584,905	$429,000	455,000
Of the total new orders listed above, 120 homes with a dollar value of $65.2 million and an average sales price of $543,000 represent new orders from unconsolidated entities for the six months ended May 31, 2024, compared to 170 new orders with a dollar value of $75.2 million and an average sales price of $443,000 for the six months ended May 31, 2023.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2024 and 2023.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
East	17%	13%	17%	18%
Central	9%	11%	10%	18%
Texas	16%	19%	17%	21%
West	11%	12%	11%	13%
Other	13%	14%	9%	15%
Total	13%	14%	14%	17%
Backlog:

	At May 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,853	8,276	$2,467,062	3,565,256	$422,000	431,000
Central	5,021	4,951	2,136,707	2,165,563	426,000	437,000
Texas	2,607	2,242	663,648	641,806	255,000	286,000
West	4,383	4,743	2,962,332	3,157,935	676,000	666,000
Other	9	2	3,586	1,828	398,000	914,000
Total	17,873	20,214	$8,233,335	9,532,388	$461,000	472,000
Of the total homes in backlog listed above, 120 homes with a backlog dollar value of $61.5 million and an average sales price of $513,000 represent the backlog from unconsolidated entities at May 31, 2024, compared to 201 homes with a backlog dollar value of $90.4 million and an average sales price of $450,000 at May 31, 2023.

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
Three Months Ended May 31, 2024 versus Three Months Ended May 31, 2023
Homebuilding East: Revenues from home sales increased in the second quarter of 2024 compared to the second quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Pennsylvania. The increase in the number of home deliveries in Alabama, Florida, New Jersey and Pennsylvania was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Alabama, Florida and New Jersey was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Pennsylvania was primarily due to product mix. In the second quarter of 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, this resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding Central: Revenues from home sales increased in the second quarter of 2024 compared to the second quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment except in Maryland, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois and Maryland. The increase in the number of home deliveries in Georgia, Illinois, Indiana, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Maryland was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Georgia, Indiana, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Illinois and Maryland was primarily due to product mix. In the second quarter of 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries remained flat year over year.
Homebuilding Texas: Revenues from home sales increased in the second quarter of 2024 compared to the second quarter of 2023, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the second quarter of 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries increased year over year.
Homebuilding West: Revenues from home sales increased in the second quarter of 2024 compared to the second quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment except in Arizona, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Idaho, Nevada, Oregon and Utah. The increase in the number of home deliveries in California, Colorado, Idaho, Nevada, Oregon, Utah and Washington was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Arizona was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Arizona, California, Colorado and Washington was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Idaho, Nevada, Oregon and Utah was primarily due to product mix. In the second quarter of 2024, an increase in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries increased year over year.
Six Months Ended May 31, 2024 versus Six Months Ended May 31, 2023
Homebuilding East: Revenues from home sales increased in the six months ended May 31, 2024 compared to the six months ended May 31, 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in New Jersey and Pennsylvania. The increase in the number of home deliveries in Alabama, Florida, New Jersey and Pennsylvania was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Alabama and Florida was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in New Jersey and Pennsylvania was primarily due to product mix. In the six months ended May 31, 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, this resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding Central: Revenues from home sales increased in the six months ended May 31, 2024 compared to the six months ended May 31, 2023, primarily due to an increase in the number of home deliveries in all the states in the segment except in Maryland and Virginia, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois and Maryland. The increase in the number of home deliveries in Georgia, Illinois, Indiana, Minnesota, North Carolina, South Carolina and Tennessee was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Maryland and Virginia was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Georgia, Indiana, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Illinois and Maryland was primarily due to product mix. In the six months ended May 31, 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries remained flat year over year.
Homebuilding Texas: Revenues from home sales increased in the six months ended May 31, 2024, compared to the six months ended May 31, 2023, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market. In the six months ended May 31, 2024, an increase in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, gross margin percentage of home deliveries increased year over year.
Homebuilding West: Revenues from home sales increased in the six months ended May 31, 2024 compared to the six months ended May 31, 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in California, Nevada, Oregon and Utah. The increase in the number of home deliveries in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Arizona, Colorado, Idaho and Washington was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in California, Nevada, Oregon and Utah was primarily due to product mix. In the six months ended May 31, 2024, an increase in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries increased year over year.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2024	2023	2024	2023
Dollar value of mortgages originated	$4,998,000	3,942,000	9,110,000	7,096,000
Number of mortgages originated	13,700	10,700	25,200	19,200
Mortgage capture rate of Lennar homebuyers	85%	79%	85%	78%
Number of title and closing service transactions	20,200	17,600	38,000	31,900
At May 31, 2024 and November 30, 2023, the carrying value of Financial Services' commercial mortgage-backed securities was $138.4 million and $140.7 million, respectively. Details of these securities and related debt are disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	May 31, 2024	November 30, 2023
Multifamily investments in unconsolidated entities	$561,892	599,852
Lennar's net investment in Multifamily	1,121,907	1,095,218
Lennar Multifamily Venture Fund I (“LMV I") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets. Currently, the LMV I partners have decided to liquidate and sell substantially all of its individual project rental operations of LMV I in the second half of fiscal 2024. Some of those assets were sold in June 2024. As of May 31, 2024, our net investment in LMV I was $162.9 million.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform, as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. At May 31, 2024 and November 30, 2023, we had $836.0 million and $657.9 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $350.6 million and $276.2 million, respectively. The investments in equity securities of Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”), and Sunnova Energy International, Inc. (“Sunnova”) are carried at market and will therefore change depending on the market value of our shareholdings in those entities on the last day of each quarter. All of the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. Details of these investments are included within Note 2 of the Notes to Condensed Consolidated Financial Statements. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on our publicly traded technology investments:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2024	2023	2024	2023
Blend Labs (BLND)	$715	(1,332)	3,651	(746)
Hippo (HIPO)	10,737	(4,399)	27,186	2,233
Opendoor (OPEN)	(16,907)	22,512	(15,592)	14,821
SmartRent (SMRT)	(4,609)	8,621	(6,572)	9,926
Sonder (SOND)	(40)	(138)	11	(458)
Sunnova (NOVA)	(11,410)	233	(35,335)	(24,233)
Lennar Other unrealized gains (losses) from technology investments	$(21,514)	25,497	(26,651)	1,543
(2) Financial Condition and Capital Resources
At May 31, 2024, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $3.9 billion, compared to $6.6 billion at November 30, 2023 and $4.3 billion at May 31, 2023.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At May 31, 2024, we had $3.6 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.2 billion revolving credit facility, thereby providing approximately $5.8 billion of available capacity.

Operating Cash Flow Activities
During the six months ended May 31, 2024 and 2023, cash provided by operating activities totaled $610 million and $1.6 billion, respectively. During the six months ended May 31, 2024, cash provided by operating activities was impacted primarily by our net earnings and a decrease in loans held-for-sale of $336 million primarily related to the sale of loans originated by our Financial Services segment. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $631 million, an increase in deposits and pre-acquisition costs on real estate of $755 million as we increased the percentage of controlled homesites, and a decrease in accounts payable and other liabilities of $381 million.
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
Investing Cash Flow Activities
During the six months ended May 31, 2024 and 2023, cash used in investing activities totaled $275 million and $81 million, respectively. During the six months ended May 31, 2024, our cash used in investing activities was primarily due to cash contributions of $248 million to unconsolidated entities, which included (1) $118 million to Homebuilding unconsolidated entities, (2) $117 million to Lennar other unconsolidated entities and (3) $13 million to Multifamily unconsolidated entities and $112 million of net additions of operating properties and equipment. This was partially offset by distributions of capital from unconsolidated entities of $62 million, which primarily included (1) $40 million from Homebuilding unconsolidated entities, (2) $16 million from our Lennar Other unconsolidated entities and (3) $6 million from Multifamily entities.
During the six months ended May 31, 2023, our cash used in investing activities was primarily due to cash contributions of $108 million to unconsolidated entities, which included (1) $54 million to Homebuilding unconsolidated entities, (2) $40 million to Lennar Other unconsolidated entities, and (3) $14 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $46 million, which primarily included (1) $33 million from Homebuilding unconsolidated entities, and (2) $13 million from our Lennar Other unconsolidated entities.
Financing Cash Flow Activities
During the six months ended May 31, 2024 and 2023, cash used in financing activities totaled $3.0 billion and $2.1 billion, respectively. During the six months ended May 31, 2024, cash used in financing activities was primarily due to (1) $754 million of net repayments under our Financial Services' warehouse facilities; (2) redemption of $454 million aggregate principal amount of our 4.50% senior notes due April 2024; (3) $100 million of partial repurchase of our 4.75% senior notes due 2027; (4) $1.2 billion of repurchases of our common stock, which included $1.1 billion of repurchases under our repurchase program and $86 million of repurchases related to our equity compensation plan; (5) $278 million of dividend payments; and (6) $145 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
During the six months ended May 31, 2023, cash used in financing activities was primarily due to (1) $978 million of net repayments under our Financial Services' warehouse facilities; (2) $465 million of repurchases of our common stock, which included $401 million of repurchases under our repurchase program and $64 million of repurchases related to our equity compensation plan; (3) $158 million of repurchases of senior notes due in fiscal year 2024 (4) $218 million of dividend payments; and (5) $186 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2024	November 30, 2023	May 31, 2023
Homebuilding debt	$2,241,507	2,816,482	3,852,258
Stockholders’ equity	26,877,874	26,580,664	25,015,145
Total capital	$29,119,381	29,397,146	28,867,403
Homebuilding debt to total capital	7.7%	9.6%	13.3%
Homebuilding debt	$2,241,507	2,816,482	3,852,258
Less: Homebuilding cash and cash equivalents	3,597,493	6,273,724	4,004,679
Net Homebuilding debt	$(1,355,986)	(3,457,242)	(152,421)
Net Homebuilding debt to total capital (1)	(5.3)%	(15.0)%	(0.6)%

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
At May 31, 2024, Homebuilding debt to total capital was lower compared to both November 30, 2023 and May 31, 2023, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in Homebuilding debt due to debt paydowns, partially offset by share repurchases.
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
Subject to market conditions, we are planning a strategic taxable spin-off of a new public company to which we will have contributed land assets with a value of approximately $6 billion to $8 billion. We have confidentially submitted to the Securities and Exchange Commission a draft registration statement relating to the spin-off. We are still early in the process of this project and there is no specific timeline to completion or guarantee that the transaction will be completed. We expect the new company to be a permanent capital vehicle that will develop homesites and give us options to acquire them on a “just-in-time” basis. The goal of the spin-off is to accelerate our land light strategy by removing much of the land assets from our balance sheet.
Our Homebuilding senior notes and other debt payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Six Months Ended May 31,
(Dollars in thousands)	2024	2023
Homebuilding average debt outstanding	$2,640,040	$4,010,108
Average interest rate	4.8%	4.9%
Interest incurred	$70,275	99,281
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	May 31, 2024
Commitments - maturing in May 2027	$2,225,000
Accordion feature	425,000
Total maximum borrowings capacity	$2,650,000
In April 2024, $350 million of our unsecured revolving credit facility matured.
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
Under the agreement governing our Credit Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of May 31, 2024. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of May 31, 2024:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2024
Minimum net worth test	$13,600,247	20,139,832
Maximum leverage ratio	65.0%	(3.8)%
Liquidity test	1.00	(197.00)

Financial Services Warehouse Facilities
Our Financial Services segment uses residential mortgage loan warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial warehouse facilities finance LMF Commercial loan origination and securitization activities and are secured by up to 80% interests in the originated commercial loans financed. These facilities and the related borrowings and collateral are detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the six months ended May 31, 2024 and 2023 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the six months ended May 31, 2024, treasury shares increased by 7.8 million shares primarily due to our repurchase of 7.2 million shares of Class A and Class B common stock through our stock repurchase program.
On June 20, 2024, our Board of Directors declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on July 19, 2024 to holders of record at the close of business on July 5, 2024. On May 8, 2024, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on April 24, 2024, as declared by its Board of Directors on April 10, 2024. We approved and paid cash dividends of $0.375 per share for each of the four quarters of 2023 on both our Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at May 31, 2024 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at May 31, 2024 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	May 31, 2024	November 30, 2023
Due from non-guarantor subsidiaries	$23,871,671	22,020,227
Equity method investments	1,053,486	986,508
Total assets	47,493,655	45,830,841
Total liabilities	9,168,846	9,181,456

Six Months Ended
(In thousands)	May 31, 2024
Total revenues	$15,185,875
Operating earnings	2,292,267
Earnings before income taxes	1,948,959
Net earnings attributable to Lennar	1,493,633
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with applicable debt covenants at May 31, 2024.
Homebuilding: Investments in Unconsolidated Entities
As of May 31, 2024, we had equity investments in 47 active Homebuilding and land unconsolidated entities (of which 5 had recourse debt, 14 had non-recourse debt and 28 had no debt) and 48 active Homebuilding and land unconsolidated entities at November 30, 2023. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Bank debt without recourse to Lennar	$1,295,017	307,709	164,715	144,883	677,710	—
Land seller and other debt without recourse to Lennar	4,358	—	—	—	4,358	—
Maximum recourse debt exposure to Lennar	42,855	—	—	10,945	31,910	—
Debt issuance costs	(7,052)	—	—	—	—	(7,052)
Total	$1,335,178	307,709	164,715	155,828	713,978	(7,052)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.
Multifamily: Investments in Unconsolidated Entities
At May 31, 2024, Multifamily had equity investments in 21 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 3 had no debt) and 22 active unconsolidated entities at November 30, 2023. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital.

Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. In June 2024, the LMV I fund sold some of its individual project rental operations. We may decide to monetize additional assets in this segment in the second half of 2024. Combined, these transactions could result in cash proceeds of approximately $250 million. Details of each fund as of and during the six months ended May 31, 2024 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Debt without recourse to Lennar	$5,000,458	1,023,659	1,785,912	1,005,542	1,185,345	—
Debt issuance costs	(21,321)	—	—	—	—	(21,321)
Total	$4,979,137	1,023,659	1,785,912	1,005,542	1,185,345	(21,321)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and are recorded as equity in earnings (loss) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $146.9 million and $148.7 million as of May 31, 2024 and November 30, 2023, respectively.
As of May 31, 2024 and November 30, 2023, we had strategic technology investments in unconsolidated entities of $203.7 million and $127.5 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation. Details regarding these investments are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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

The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
May 31, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	86,439	19,683	106,122
Central	77,375	29,587	106,962
Texas	98,297	18,721	117,018
West	72,617	21,688	94,305
Other	4,828	1,891	6,719
Total homesites	339,556	91,570	431,126	1.2
% of total homesites	79%	21%

				Years of
May 31, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	76,896	25,220	102,116
Central	51,798	36,420	88,218
Texas	75,316	28,734	104,050
West	60,118	24,462	84,580
Other	5,758	1,891	7,649
Total homesites	269,886	116,727	386,613	1.7
% of total homesites	70%	30%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, except for redemption/repurchase of $575 million of senior notes and a decrease of $754 million in borrowings under the Financial Services' warehouse repurchase facilities.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended May 31, 2024 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

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
As of May 31, 2024, we had no outstanding borrowings under our Credit Facility.
As of May 31, 2024, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.2 billion under residential facilities and $48.1 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2024

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2024	2025	2026	2027	2028	2029	Thereafter	Total	2024
LIABILITIES:
Homebuilding:
Senior Notes and other debt payable:
Fixed rate	$9.0	671.3	453.2	1,068.2	10.1	11.5	17.1	2,240.4	2,224.5
Average interest rate	3.3%	4.7%	5.2%	4.9%	3.0%	7.5%	6.4%	4.9%	—
Financial Services:
Notes and other debt payable:
Fixed rate	$—	—	—	—	—	—	129.0	129.0	129.6
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,281.1	—	—	—	—	—	—	1,281.1	1,281.1
Average interest rate	7.0%	—	—	—	—	—	—	7.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
Item 4. Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together, “Co-CEOs”) and our Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2024 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2024. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2024:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
March 1 to March 31, 2024	182,906	$164.68	182,000	12,022,347
April 1 to April 30, 2024	3,328,597	$158.86	3,315,654	8,706,693
May 1 to May 31, 2024	302,752	$152.80	302,346	8,404,347
(1)Includes shares of Class A common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.
Items 3 - 4. Not Applicable
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1		Certificate of Amendment to the Restated Certificate of Incorporation of Lennar Corporation, dated April 10, 2024 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated April 11, 2024.
10.1	* **	Lennar Corporation 2016 Equity Incentive Plan (Amended and Restated Effective January 12, 2022): Additional Terms for Israeli Participants, effective May 14, 2024.
31.1	**	Rule 13a-14(a) certification by Stuart Miller.
31.2	**	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3	**	Rule 13a-14(a) certification by Diane Bessette.
32.	***	Section 1350 certifications by Stuart Miller, Jonathan M. Jaffe, and Diane Bessette.
101.	**	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2024, filed on June 28, 2024, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	June 28, 2024	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	June 28, 2024	/s/ David Collins
David Collins
Vice President and Controller