Form 10-Q
period 2024-08-31
LENNAR CORP /NEW/
filed 2024-10-02
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of August 31, 2024:
Class A 238,807,135
Class B 32,437,712

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	August 31,	November 30,
	2024 (1)	2023 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$4,037,405	6,273,724
Restricted cash	12,600	13,481
Receivables, net	995,417	887,992
Inventories:
Finished homes and construction in progress	11,373,606	10,455,666
Land and land under development	4,872,341	4,904,541
Inventory owned	16,245,947	15,360,207
Consolidated inventory not owned	3,842,592	2,992,528
Inventory owned and consolidated inventory not owned	20,088,539	18,352,735
Deposits and pre-acquisition costs on real estate	2,980,035	2,002,154
Investments in unconsolidated entities	1,309,622	1,143,909
Goodwill	3,442,359	3,442,359
Other assets	1,616,314	1,512,038
	34,482,291	33,628,392
Financial Services	3,093,873	3,566,546
Multifamily	1,310,555	1,381,513
Lennar Other	854,263	657,852
Total assets	$39,740,982	39,234,303
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
As of August 31, 2024, total assets include $3.3 billion related to consolidated VIEs of which $68.8 million is included in Homebuilding cash and cash equivalents, $7.0 million in Homebuilding receivables, net, $6.7 million in Homebuilding finished homes and construction in progress, $625.1 million in Homebuilding land and land under development, $2.5 billion in Homebuilding consolidated inventory not owned, $67.3 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities, $41.0 million in Homebuilding other assets and $34.0 million in Multifamily assets.
As of November 30, 2023, total assets include $1.9 billion related to consolidated VIEs of which $22.8 million is included in Homebuilding cash and cash equivalents, $1.8 million in Homebuilding receivables, net, $18.3 million in Homebuilding finished homes and construction in progress, $628.0 million in Homebuilding land and land under development, $1.2 billion in Homebuilding consolidated inventory not owned, $55.0 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities, $23.0 million in Homebuilding other assets and $32.6 million in Multifamily assets.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	August 31,	November 30,
	2024 (2)	2023 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,788,117	1,631,401
Liabilities related to consolidated inventory not owned	3,343,871	2,540,894
Senior notes and other debt payable, net	2,263,256	2,816,482
Other liabilities	2,727,342	2,739,217
	10,122,586	9,727,994
Financial Services	1,759,821	2,447,039
Multifamily	195,327	278,177
Lennar Other	105,540	79,127
Total liabilities	12,183,274	12,532,337
Commitments and contingent liabilities (See Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2024 and November 30, 2023 - 400,000,000 shares; Issued: August 31, 2024 - 259,978,383 shares and November 30, 2023 - 258,475,012 shares	25,998	25,848
Class B common stock of $0.10 par value; Authorized: August 31, 2024 and November 30, 2023 - 90,000,000 shares; Issued: August 31, 2024 - 36,601,215 shares and November 30, 2023 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,706,711	5,570,009
Retained earnings	24,791,519	22,369,368
Treasury stock, at cost; August 31, 2024 - 21,171,248 shares of Class A common stock and 4,163,503 shares of Class B common stock; November 30, 2023 - 11,207,889 shares of Class A common stock and 2,920,200 shares of Class B common stock	(3,122,408)	(1,393,100)
Accumulated other comprehensive income	7,040	4,879
Total stockholders’ equity	27,412,520	26,580,664
Noncontrolling interests	145,188	121,302
Total equity	27,557,708	26,701,966
Total liabilities and equity	$39,740,982	39,234,303
(2)As of August 31, 2024, total liabilities include $2.4 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $80.0 million is included in Homebuilding accounts payable, $2.3 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debt payable, $46.5 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
Revenues:
Homebuilding	$9,045,692	8,318,615	24,357,742	22,144,937
Financial Services	273,270	266,206	804,713	672,166
Multifamily	93,443	137,394	322,620	432,661
Lennar Other	3,637	7,388	9,489	15,419
Total revenues	9,416,042	8,729,603	25,494,564	23,265,183
Costs and expenses:
Homebuilding	7,613,042	6,863,063	20,697,033	18,576,734
Financial Services	128,870	117,211	382,005	331,835
Multifamily	184,708	139,759	419,580	443,069
Lennar Other	17,176	6,155	53,105	19,426
Corporate general and administrative	164,672	114,144	478,975	365,002
Charitable foundation contribution	21,516	18,559	58,004	49,292
Total costs and expenses	8,129,984	7,258,891	22,088,702	19,785,358
Equity in earnings (losses) from unconsolidated entities	186,621	(23,989)	151,767	(104,931)
Other income, net and other gains	23,331	44,151	156,875	57,511
Lennar Other unrealized gains (losses) from technology investments	39,123	(15,713)	12,472	(14,170)
Earnings before income taxes	1,535,133	1,475,161	3,726,976	3,418,235
Provision for income taxes	(347,859)	(358,209)	(859,195)	(824,233)
Net earnings (including net earnings attributable to noncontrolling interests)	1,187,274	1,116,952	2,867,781	2,594,002
Less: Net earnings attributable to noncontrolling interests	24,600	7,956	31,462	16,778
Net earnings attributable to Lennar	$1,162,674	1,108,996	2,836,319	2,577,224
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	$444	208	2,161	1,632
Total other comprehensive income, net of tax	$444	208	2,161	1,632
Total comprehensive income attributable to Lennar	$1,163,118	1,109,204	2,838,480	2,578,856
Total comprehensive income attributable to noncontrolling interests	$24,600	7,956	31,462	16,778
Basic and diluted earnings per share	$4.26	3.87	10.26	8.94

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2024	2023
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$2,867,781	2,594,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,119	81,146
Amortization of discount/premium and accretion on debt, net	407	(2,194)
Equity in (earnings) loss from unconsolidated entities	(151,767)	104,931
Distributions of earnings from unconsolidated entities	34,108	33,714
Share-based compensation expense	154,094	139,616
Deferred income tax expense (benefit)	99,368	(102,322)
Gains on redemption/repurchases of senior notes	(825)	(6,878)
Loans held-for-sale unrealized (gains) losses	(1,617)	33,358
Lennar Other unrealized (gains) losses from technology investments and other (gains) losses	(35,189)	14,131
Gains on sale of operating properties and equipment and other assets	(15,428)	(3,064)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	125,777	96,451
Changes in assets and liabilities:
(Increase) decrease in receivables	(24,170)	167,573
(Increase) decrease in inventories, excluding valuation adjustments	(707,702)	127,312
Increase in deposits and pre-acquisition costs on real estate	(984,843)	(134,883)
Increase in other assets	(84,751)	(104,794)
Decrease in loans held-for-sale	245,004	434,332
Decrease in accounts payable and other liabilities	(176,492)	(881,890)
Net cash provided by operating activities	1,428,874	2,590,541
Cash flows from investing activities:
Net additions of operating properties and equipment	(130,138)	(53,610)
Proceeds from the sale of operating properties and equipment and other assets	31,435	13,215
Investments in and contributions to unconsolidated entities	(311,904)	(152,530)
Distributions of capital from unconsolidated entities	236,527	69,960
(Increase) decrease in Financial Services loans held-for-investment	(2,479)	12,222
Purchases of investment securities	(4,519)	(8,000)
Proceeds from maturities/sales of investment securities	4,254	3,778
Net cash used in investing activities	$(176,824)	(114,965)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2024	2023
Cash flows from financing activities:
Net repayments under warehouse facilities	$(618,388)	(980,929)
Redemption/repurchases of senior notes	(553,865)	(633,059)
Principal payments on notes payable and other borrowings	(43,995)	(89,042)
Proceeds from liabilities related to consolidated inventory not owned	130,440	341,288
Proceeds from other borrowings	6,231	—
Payments related to liabilities related to consolidated inventory not owned	(255,753)	(597,477)
Payments related to other liabilities, net	(4,263)	(4,016)
Receipts related to noncontrolling interests	17,044	6,309
Payments related to noncontrolling interests	(45,819)	(43,418)
Common stock:
Repurchases	(1,729,308)	(841,611)
Dividends	(414,168)	(325,359)
Net cash used in financing activities	(3,511,844)	(3,167,314)
Net decrease in cash and cash equivalents and restricted cash	(2,259,794)	(691,738)
Cash and cash equivalents and restricted cash at beginning of period	6,570,938	4,815,770
Cash and cash equivalents and restricted cash at end of period	$4,311,144	4,124,032
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$4,037,405	3,887,809
Financial Services	156,840	167,216
Multifamily	24,755	28,712
Lennar Other	33,662	5,344
Homebuilding restricted cash	12,600	16,201
Financial Services restricted cash	45,882	18,750
	$4,311,144	4,124,032
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Purchases of inventories financed by sellers	$34,245	13,500
Net non-cash contributions to unconsolidated entities	14,453	120

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
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2024 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of August 31, 2024 and November 30, 2023 included $878.8 million and $594.8 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended August 31, 2024 and 2023, the Company granted employees an immaterial number of nonvested shares. During the nine months ended August 31, 2024 and 2023, the Company granted employees 1.3 million and 2.0 million of nonvested shares, respectively.
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
Reclassifications
Certain prior year segment information in the condensed consolidated financial statements has been reclassified to conform with the 2024 presentation. This reclassification was for operational purposes and between segments and had no impact on the Company's total assets, total equity, revenue or net income in the condensed consolidated financial statements.

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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	August 31, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,037,405	156,840	24,755	33,662	4,252,662
Restricted cash	12,600	45,882	—	—	58,482
Receivables, net (1)	995,417	546,868	65,136	—	1,607,421
Inventory owned and consolidated inventory not owned	20,088,539	—	551,970	—	20,640,509
Deposits and pre-acquisition costs on real estate	2,980,035	—	32,946	—	3,012,981
Investments in unconsolidated entities	1,309,622	—	544,635	351,174	2,205,431
Loans held-for-sale (2)	—	1,841,211	—	—	1,841,211
Investments in equity securities (3)	—	—	—	339,527	339,527
Investments available-for-sale (4)	—	—	—	40,090	40,090
Loans held-for-investment, net	—	63,995	—	—	63,995
Investments held-to-maturity	—	138,045	—	—	138,045
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,616,314	111,333	91,113	89,810	1,908,570
Total assets	$34,482,291	3,093,873	1,310,555	854,263	39,740,982
Liabilities:
Notes and other debt payable, net	$2,263,256	1,545,416	—	—	3,808,672
Accounts payable, liabilities related to consolidated inventory not owned and other liabilities	7,859,330	214,405	195,327	105,540	8,374,602
Total liabilities	$10,122,586	1,759,821	195,327	105,540	12,183,274

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	November 30, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$6,273,724	159,491	39,334	1,948	6,474,497
Restricted cash	13,481	82,960	—	—	96,441
Receivables, net (1)	887,992	716,071	92,142	—	1,696,205
Inventory owned and consolidated inventory not owned	18,352,735	—	544,935	—	18,897,670
Deposits and pre-acquisition costs on real estate	2,002,154	—	32,063	—	2,034,217
Investments in unconsolidated entities	1,143,909	—	599,852	276,244	2,020,005
Loans held-for-sale (2)	—	2,086,809	—	—	2,086,809
Investments in equity securities (3)	—	—	—	297,243	297,243
Investments available-for-sale (4)	—	—	—	37,953	37,953
Loans held-for-investment, net	—	55,463	—	—	55,463
Investments held-to-maturity	—	140,676	—	—	140,676
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,512,038	135,377	73,187	44,464	1,765,066
Total assets	$33,628,392	3,566,546	1,381,513	657,852	39,234,303
Liabilities:
Notes and other debt payable, net	$2,816,482	2,163,805	3,741	—	4,984,028
Accounts payable, liabilities related to consolidated inventory not owned and other liabilities	6,911,512	283,234	274,436	79,127	7,548,309
Total liabilities	$9,727,994	2,447,039	278,177	79,127	12,532,337
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2024 and November 30, 2023, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $147.5 million and $121.0 million without readily available fair values as of August 31, 2024 and November 30, 2023, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2024	2023	2024	2023
Revenues:
Homebuilding	$9,045,692	8,318,615	24,357,742	22,144,937
Financial Services	273,270	266,206	804,713	672,166
Multifamily	93,443	137,394	322,620	432,661
Lennar Other	3,637	7,388	9,489	15,419
	$9,416,042	8,729,603	25,494,564	23,265,183
Earnings (loss) before income taxes:
Homebuilding	$1,477,918	1,493,820	3,846,869	3,615,068
Financial Services	144,400	148,995	422,708	340,331
Multifamily	78,908	(8,733)	42,795	(38,496)
Lennar Other	20,095	(26,218)	(48,417)	(84,374)
Corporate and Unallocated (1)	(186,188)	(132,703)	(536,979)	(414,294)
	$1,535,133	1,475,161	3,726,976	3,418,235
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
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee, and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC (“FivePoint”)
The assets related to the Company’s homebuilding segments were as follows:

	August 31,	November 30,
	2024	2023
(In thousands)
East	$7,235,644	6,563,568
Central	5,393,664	4,511,496
Texas	4,052,427	3,337,280
West	12,046,350	11,298,812
Other	1,573,735	1,511,541
Corporate and Unallocated	4,180,471	6,405,695
Total Homebuilding	$34,482,291	33,628,392
Financial information relating to the Company’s homebuilding segments was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2024	2023	2024	2023
Revenues
East	$2,138,235	2,195,413	6,263,276	6,012,553
Central	2,142,857	1,818,744	5,246,756	4,661,277
Texas	1,286,625	1,176,875	3,554,836	3,340,539
West	3,471,591	3,117,265	9,267,120	8,103,423
Other	6,384	10,318	25,754	27,145
	$9,045,692	8,318,615	24,357,742	22,144,937

Operating earnings (loss)
East	$402,182	514,309	1,204,713	1,386,208
Central	343,216	300,942	742,702	704,778
Texas	197,767	219,881	550,924	528,261
West	514,448	479,968	1,302,172	1,065,940
Other	20,305	(21,280)	46,358	(70,119)
	$1,477,918	1,493,820	3,846,869	3,615,068

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
At August 31, 2024, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
September 2024 (1)	$100,000	100,000	200,000
April 2025	250,000	250,000	500,000
June 2025	1,400,000	—	1,400,000
August 2025	75,000	75,000	150,000
August 2025	250,000	250,000	500,000
Total residential facilities	$2,075,000	675,000	2,750,000
LMF commercial facilities maturing:
December 2024	200,000	—	200,000
January 2025	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$3,050,000
(1)Subsequent to August 31, 2024, the maturity date was extended to October 2024.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	August 31, 2024	November 30, 2023
Borrowings under the residential facilities	$1,332,897	2,020,187
Collateral under the residential facilities	1,374,251	2,097,020
Borrowings under the LMF Commercial facilities	83,884	12,525
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and nine months

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
ended August 31, 2024 and 2023. Loan origination liabilities were $18.9 million and $17.6 million as of August 31, 2024 and November 30, 2023, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2024	2023	2024	2023
Originations (1)	$236,665	161,308	449,000	325,378
Sold	145,325	100,562	301,610	265,864
Securitizations	4	3	9	6
(1)During both the three and nine months ended August 31, 2024 and 2023, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At August 31, 2024 and November 30, 2023, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three or nine months ended August 31, 2024 and 2023. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	August 31, 2024	November 30, 2023
Carrying value	$138,045	140,676
Outstanding debt, net of debt issuance costs	128,635	131,093
Incurred interest rate	3.4%	3.4%

	August 31, 2024
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily Segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, property management, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and management and promote fees generated from joint ventures less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily Segment also include equity in earnings (loss) from unconsolidated entities and other gains, which includes sales of buildings and investments.

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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2024	2023	2024	2023
Blend Labs (BLND)	$2,270	386	5,921	(360)
Hippo (HIPO)	6,609	(17,166)	33,795	(14,933)
Opendoor (OPEN)	(564)	23,638	(16,156)	38,459
SmartRent (SMRT)	(5,634)	(1,707)	(12,206)	8,219
Sonder (SOND)	71	(91)	82	(549)
Sunnova (NOVA)	36,371	(20,773)	1,036	(45,006)
Lennar Other unrealized gains (losses) from technology investments	$39,123	(15,713)	12,472	(14,170)
Doma Holdings, Inc. (“Doma”), which went public during the year ended November 30, 2021, is an investment that was accounted for under the equity method due to the Company's significant ownership interest of 25% of Doma which allowed the Company to exercise significant influence. As of August 31, 2024, the Company’s carrying value in Doma was zero as a result of allocated losses from Doma.
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	August 31, 2024	November 30, 2023
Investments in unconsolidated entities (1) (2)	$1,309,622	1,143,909
Underlying equity in unconsolidated entities' net assets (1)	1,604,403	1,436,239
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2024 and November 30, 2023, the carrying amount of the Company's investment was $466.1 million and $422.2 million, respectively.
As of August 31, 2024 and November 30, 2023, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $292.3 million and $316.5 million, respectively.
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
As of both August 31, 2024 and November 30, 2023, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of August 31, 2024, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023.
In 2021, the Company formed the Upward America Venture LP (“Upward America”), and is managing and participating in Upward America. Upward America is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by Lennar. As of August 31, 2024 and November 30, 2023, the carrying amount of the Company's investment in Upward America was $20.5 million and $14.8 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) have been required to give guarantees of completion and cost over-runs to the lenders and partners. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2023. As of both August 31, 2024 and November 30, 2023, the fair value of the completion guarantees was immaterial. As of August 31, 2024 and November 30, 2023, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $904.2 million and $1.4 billion, respectively.
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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
General contractor services, net of deferrals	$67,190	120,510	253,260	374,283
General contractor costs	63,774	114,371	239,458	357,168
Management fee income, net of deferrals	10,917	16,884	40,627	52,499
The Multifamily segment includes managing and investing in Multifamily Venture Fund I (“LMV I”), Multifamily Venture Fund II LP (“LMV II”) and Canada Pension Plan Investments Fund (the “CPPIB Fund”), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the closing of the CPPIB Fund. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of August 31, 2024, the Company had a $25.7 million investment in the CPPIB Fund. Additional dollars will be committed as opportunities are identified by the CPPIB Fund.
Details of LMV I and LMV II as of and during the nine months ended August 31, 2024 are included below:

	August 31, 2024
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$160,339	239,166
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar	147,305	11,206
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
As of November 30, 2023, there were 38 rental operation projects in LMV I. During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of the individual rental operation projects of LMV I as the fund has come to the end of its contractual life. During the three months ended August 31, 2024, 27 LMV I rental operation projects were sold to various third-party buyers. The Company recognized a net gain of $179.0 million on the sale of these rental operation projects which was recorded as equity in earnings (losses) in the condensed consolidated statement of operations. As a result, the Company received net cash distributions of $147.3 million during the three months ended August 31, 2024.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $145.7 million and $148.7 million as of August 31, 2024 and November 30, 2023, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds with a carrying value of $205.5 million and $127.5 million, as of August 31, 2024 and November 30, 2023, respectively. In addition, during the nine months ended August 31, 2024, there was a $46.5 million one-time realized gain in Lennar Other on the sale of a technology investment that was included in other income (expense), net and other gains (losses) on the Company’s condensed consolidated statements of operations and comprehensive income.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2024 and 2023:

	Three Months Ended August 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2024	$27,015,753	25,996	3,660	5,674,733	(2,597,806)	6,596	23,764,695	137,879
Net earnings (including net earnings attributable to noncontrolling interests)	1,187,274	—	—	—	—	—	1,162,674	24,600
Employee stock and directors plans	10	2	—	70	(62)	—	—	—
Purchases of treasury stock	(524,540)	—	—	—	(524,540)	—	—	—
Amortization of restricted stock	31,908	—	—	31,908	—	—	—	—
Cash dividends	(135,850)	—	—	—	—	—	(135,850)	—
Receipts related to noncontrolling interests	2,322	—	—	—	—	—	—	2,322
Payments related to noncontrolling interests	(19,173)	—	—	—	—	—	—	(19,173)
Non-cash purchase or activity of noncontrolling interests, net	(440)	—	—	—	—	—	—	(440)
Total other comprehensive income, net of tax	444	—	—	—	—	444	—	—
Balance at August 31, 2024	$27,557,708	25,998	3,660	5,706,711	(3,122,408)	7,040	24,791,519	145,188

	Three Months Ended August 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2023	$25,161,119	25,843	3,660	5,546,128	(675,686)	3,832	20,111,368	145,974
Net earnings (including net earnings attributable to noncontrolling interests)	1,116,952	—	—	—	—	—	1,108,996	7,956
Employee stock and directors plans	(8,552)	1	—	(620)	(7,933)	—	—	—
Purchases of treasury stock	(368,381)	—	—	—	(368,381)	—	—	—
Amortization of restricted stock	12,885	—	—	12,885	—	—	—	—
Cash dividends	(107,082)	—	—	—	—	—	(107,082)	—
Receipts related to noncontrolling interests	1,391	—	—	—	—	—	—	1,391
Payments related to noncontrolling interests	(22,795)	—	—	—	—	—	—	(22,795)
Non-cash purchase or activity of noncontrolling interests, net	2,797	—	—	3,400	—	—	—	(603)
Total other comprehensive income, net of tax	208	—	—	—	—	208	—	—
Balance at August 31, 2023	$25,788,542	25,844	3,660	5,561,793	(1,052,000)	4,040	21,113,282	131,923

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended August 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2023	$26,701,966	25,848	3,660	5,570,009	(1,393,100)	4,879		22,369,368	121,302
Net earnings (including net earnings attributable to noncontrolling interests)	2,867,781	—	—	—	—	—		2,836,319	31,462
Employee stock and directors plans	(84,509)	150	—	1,282	(85,941)	—		—	—
Purchases of treasury stock	(1,643,367)	—	—	—	(1,643,367)	—		—	—
Amortization of restricted stock	154,094	—	—	154,094	—	—		—	—
Cash dividends	(414,168)	—	—	—	—	—	—	(414,168)	—
Receipts related to noncontrolling interests	17,044	—	—	—	—	—		—	17,044
Payments related to noncontrolling interests	(45,819)	—	—	—	—	—		—	(45,819)
Non-cash purchase or activity of noncontrolling interests, net	2,525	—	—	(18,674)	—	—		—	21,199
Total other comprehensive income, net of tax	2,161	—	—	—	—	2,161		—	—
Balance at August 31, 2024	$27,557,708	25,998	3,660	5,706,711	(3,122,408)	7,040		24,791,519	145,188

	Nine Months Ended August 31, 2023
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Retained Earnings	Noncontrolling Interests
Balance at November 30, 2022	$24,240,367	25,608	3,660	5,417,796	(210,389)	2,408		18,861,417	139,867
Net earnings (including net earnings attributable to noncontrolling interests)	2,594,002	—	—	—	—	—		2,577,224	16,778
Employee stock and directors plans	(71,313)	236	—	822	(72,371)	—		—	—
Purchases of treasury stock	(769,240)	—	—	—	(769,240)	—		—	—
Amortization of restricted stock	139,616	—	—	139,616	—	—		—	—
Cash dividends	(325,359)	—	—	—	—	—	—	(325,359)	—
Receipts related to noncontrolling interests	6,309	—	—	—	—	—		—	6,309
Payments related to noncontrolling interests	(43,418)	—	—	—	—	—		—	(43,418)
Non-cash purchase or activity of noncontrolling interests, net	15,946	—	—	3,559	—	—		—	12,387
Total other comprehensive income, net of tax	1,632	—	—	—	—	1,632		—	—
Balance at August 31, 2023	$25,788,542	25,844	3,660	5,561,793	(1,052,000)	4,040		21,113,282	131,923
On September 25, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share on both its Class A and Class B common stock, payable on October 24, 2024 to holders of record at the close of business on October 9, 2024. On July 19, 2024, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on July 5, 2024, as declared by its Board of Directors on June 20, 2024. The Company approved and paid cash dividends of $0.375 per share for each of the four quarters of 2023 for both its Class A and Class B common stock.
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At August 31, 2024, we have a remaining authorization to repurchase $3.9 billion in value of our Class A or B common stock. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended August 31,				Nine Months Ended August 31,
	2024		2023		2024		2023
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	2,892,320	462,906	2,305,300	694,700	9,311,923	1,243,303	5,021,186	1,978,814
Total purchase price	$447,845	$71,434	$287,024	$78,855	$1,445,909	$182,641	$568,892	$193,970
Average price per share	$154.84	$154.32	$124.51	$113.51	$155.27	$146.90	$113.30	$98.02

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2024	2023	2024	2023
Provision for income taxes	$347,859	358,209	859,195	824,233
Effective tax rate (1)	23.0%	24.4%	23.2%	24.2%
(1)For both the three and nine months ended August 31, 2024 and 2023, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The reduction in the effective tax rate from prior year for both the three and nine months ended August 31, 2024 is primarily due to additional tax credits recognized during the three months ended August 31, 2024.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net earnings attributable to Lennar	$1,162,674	1,108,996	2,836,319	2,577,224
Less: distributed earnings allocated to nonvested shares	635	672	4,351	4,968
Less: undistributed earnings allocated to nonvested shares	10,257	12,549	24,177	28,252
Numerator for basic and diluted earnings per share	1,151,782	1,095,775	2,807,791	2,544,004
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	270,164	282,854	273,604	284,612
Basic and diluted earnings per share	$4.26	3.87	10.26	8.94
For both the three and nine months ended August 31, 2024 and August 31, 2023, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(7)Homebuilding Senior Notes and Other Debt Payable

(Dollars in thousands)	August 31, 2024	November 30, 2023
4.75% senior notes due 2025	$499,668	499,336
5.25% senior notes due 2026	402,128	403,040
5.00% senior notes due 2027	351,070	351,357
4.75% senior notes due 2027 (1)	698,287	797,347
4.50% senior notes due 2024	—	453,682
Mortgage notes on land and other debt	312,103	311,720
	$2,263,256	2,816,482
(1)During the nine months ended August 31, 2024, the Company repurchased $100 million aggregate principal amount of senior notes due November 2027, through open market repurchases.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $2.6 million and $4.2 million as of August 31, 2024 and November 30, 2023, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
During the nine months ended August 31, 2024, the Company redeemed $454 million aggregate principal amount of its 4.50% senior notes due April 2024. The redemption price, which was paid in cash, was 100% of the principal amount outstanding.
In April 2024, $350 million of the Company's unsecured revolving credit facility matured.
The maximum available borrowings on the Company's unsecured revolving credit facility (the “Credit Facility”) were as follows:

(In thousands)	August 31, 2024
Commitments - maturing in May 2027	$2,225,000
Accordion feature	425,000
Total maximum borrowings capacity	$2,650,000
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
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2023. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	August 31, 2024	November 30, 2023
Performance letters of credit	$1,606,070	1,404,541
Financial letters of credit	566,598	417,976
Surety bonds	4,989,709	4,508,428
Anticipated future costs primarily for site improvements related to performance surety bonds	2,782,727	2,499,680
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
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at August 31, 2024 and November 30, 2023, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		August 31, 2024		November 30, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$63,995	64,172	55,463	55,463
Investments held-to-maturity	Level 3	138,045	141,500	140,676	139,396
LIABILITIES
Homebuilding senior notes and other debt payable, net	Level 2	$2,263,256	2,272,515	2,816,482	2,785,712
Financial Services notes and other debt payable, net	Level 2	1,545,416	1,545,806	2,163,805	2,164,441
Multifamily notes payable, net	Level 2	—	—	3,741	3,741
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		August 31, 2024	November 30, 2023
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,690,344	2,073,350
LMF Commercial loans held-for-sale	Level 3	150,867	13,459
Mortgage servicing rights	Level 3	3,366	3,440
Forward options	Level 1	6,058	5,937
Lennar Other Assets:
Investments in equity securities	Level 1	$192,069	176,198
Investments available-for-sale	Level 3	40,090	37,953
Residential and LMF Commercial loans held-for-sale in the table above include:

	August 31, 2024		November 30, 2023
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,699,152	(8,808)	2,083,776	(10,426)
LMF Commercial loans held-for-sale	151,540	(673)	13,650	(191)
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of August 31, 2024 and November 30, 2023. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	As of August 31, 2024	As of November 30, 2023
Unobservable inputs:
Mortgage prepayment rate	9%	8%
Discount rate	13%	13%
Delinquency rate	11%	9%
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2024	2023	2024	2023
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$30,482	(9,795)	1,617	(33,358)
Mortgage loan commitments	22,400	18,139	(9,702)	(16,922)
Forward contracts	(31,664)	(9,379)	41,209	63,323
Forward options	2,687	(485)	1,633	(1,437)
Changes in fair value included in Lennar Other unrealized gains (losses) from technology investments:
Investments in equity securities	$39,123	(15,713)	12,472	(14,170)
Changes in fair value included in other comprehensive income, net of tax:
Lennar Other investments available-for-sale	$444	208	2,161	1,632
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended August 31,
	2024		2023
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,652	66,715	3,398	22,754
Purchases/loan originations	174	236,665	34	161,308
Sales/loan originations sold, including those not settled	—	(145,325)	—	(100,562)
Disposals/settlements	(122)	(9,500)	(94)	(45,667)
Changes in fair value (1)	(338)	2,312	78	(535)
Interest and principal paydowns	—	—	—	(3)
Ending balance	$3,366	150,867	3,416	37,295

	Nine Months Ended August 31,
	2024		2023
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,440	13,459	3,463	25,599
Purchases/loan originations	406	449,000	155	325,378
Sales/loan originations sold, including those not settled	—	(301,610)	—	(265,864)
Disposals/settlements	(193)	(9,500)	(237)	(45,667)
Changes in fair value (1)	(287)	(673)	35	(547)
Interest and principal paydowns	—	191	—	(1,604)
Ending balance	$3,366	150,867	3,416	37,295
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended August 31,
		2024			2023
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$120,811	111,776	(9,035)	67,006	57,801	(9,205)
Land and land under development (2)	Level 3	—	—	—	25,160	24,612	(548)
Deposits and pre-acquisition costs on real estate (3)	Level 3	206	—	(206)	1,580	—	(1,580)
Non-financial assets - Multifamily:
Land and land under development (4)	Level 3	$139,980	49,970	(90,010)	—	—	—

		Nine Months Ended August 31,
		2024			2023
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$313,120	280,761	(32,359)	250,822	216,703	(34,119)
Land and land under development (2)	Level 3	—	—	—	50,895	48,315	(2,580)
Deposits and pre-acquisition costs on real estate (3)	Level 3	3,408	—	(3,408)	18,710	—	(18,710)
Investments in unconsolidated entities (5)	Level 3	—	—	—	78,834	37,792	(41,042)
Non-financial assets - Multifamily:
Land and land under development (4)	Level 3	$139,980	49,970	(90,010)	—	—	—

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
(4)Valuation adjustments for land and land under development were included in Multifamily costs and expenses.
(5)Valuation adjustments related to investments in unconsolidated entities were primarily included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Nine Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
August 31, 2024	1,283	24	4	$25,769	$15,263
August 31, 2023	1,247	21	6	53,211	18,844
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Nine Months Ended August 31,
	2024			2023
Unobservable inputs	Range			Range
Average selling price (1)	$178,000	—	282,000	371,000	—	850,000
Absorption rate per quarter (homes)	10	—	15	3	—	26
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the nine months ended August 31, 2024 and 2023.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2023.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, length of the time and the extent to which the market value has been below the carrying value, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from an unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three and nine months ended August 31, 2024, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an immaterial amount of other-than-temporary impairment. During the nine months ended August 31, 2023, the Company estimated the fair value of an investment in an unconsolidated entity using a cash flow analysis with a 15% discount rate and concluded that the investment had an other-than-temporary impairment of $36.8 million included in Homebuilding other income (expense), net in the Company's condensed consolidated statements of operation and comprehensive income.

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
(9)Variable Interest Entities
During the nine months ended August 31, 2024, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities (“VIEs”) that were consolidated or deconsolidated during the nine months ended August 31, 2024.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	August 31, 2024		November 30, 2023
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$782,772	854,782	659,224	787,226
Multifamily (2)	132,897	136,702	384,718	402,735
Financial Services (3)	138,045	138,045	140,676	140,676
Lennar Other (4)	125,232	125,232	56,009	56,009
	$1,178,946	1,254,761	1,240,627	1,386,646
(1)As of August 31, 2024 and November 30, 2023, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $20.7 million and $69.8 million, respectively. In addition, as of August 31, 2024 and November 30, 2023, there was recourse debt of VIEs of $44.2 million and $42.1 million, respectively.
(2)As of August 31, 2024 and November 30, 2023, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV II, in addition to the investment, also included the remaining combined equity commitment of $12.8 million as of November 30, 2023, for expenditures related to the construction and development of its projects. The decrease in exposure as of August 31, 2024 is primarily due to the removal of LMV II as the Fund does not expect to call for equity in the future. As a result, LMV II is not a VIE as of August 31, 2024.
(3)As of both August 31, 2024 and November 30, 2023, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity.
(4)As of both August 31, 2024 and November 30, 2023, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs. The increase in exposure was due to the Company entering into a new JV which is a VIE and its continued contributions to VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of August 31, 2024 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. Except for the unconsolidated VIEs discussed above, the Company and the other partners

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. Land under option with third party holding companies that the Company was economically compelled to takedown was $2.5 billion as of August 31, 2024 and is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $1.4 billion as of August 31, 2024.
During the nine months ended August 31, 2024, consolidated inventory not owned increased by $850.1 million with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2024. The increase was primarily due to land financing transactions and the consolidation of homesites under option that the Company is economically compelled to takedown. These increases were partially offset by homesite takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of August 31, 2024. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(Dollars in thousands)	August 31, 2024	November 30, 2023
Non-refundable option deposits and pre-acquisition costs	$2,890,534	1,949,219
Non-refundable option deposits included in consolidated inventory not owned	498,721	451,632
Letters of credit in lieu of cash deposits under certain land and option contracts	307,678	198,920
For the nine months ended August 31, 2024, the Company purchased a significant portion of land from one land bank (the “Land Bank”). There were no amounts due to the Land Bank as of August 31, 2024, resulting from land purchases as the full purchase price of the land is typically paid to the Land Bank at closing when land is purchased by the Company. As of August 31, 2024, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Bank were $820.7 million. As of August 31, 2024, total consolidated inventory not owned and liabilities related to consolidated inventory not owned relating to contracts with the Land Bank were $768.1 million and $644.9 million, respectively.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
are determined based on historical data and trends with respect to similar product types and geographical areas. The activity in the Company’s warranty reserve, which is included in Homebuilding other liabilities, was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2024	2023	2024	2023
Warranty reserve, beginning of the period	$403,448	415,154	414,796	418,017
Warranties issued	76,653	75,024	211,001	195,924
Adjustments to pre-existing warranties from changes in estimates	18,768	(8,568)	15,483	1,620
Payments	(76,589)	(80,279)	(219,000)	(214,230)
Warranty reserve, end of period	$422,280	401,331	422,280	401,331
(1)The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2024 and 2023 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	August 31, 2024	November 30, 2023
Right-of-use assets	$223,614	145,812
Lease liabilities	232,694	154,271
Weighted-average remaining lease term (in years)	4.2	7.5
Weighted-average discount rate	5.0%	3.4%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at August 31, 2024 were as follows:

(In thousands)	Lease Payments
2024	$24,059
2025	80,057
2026	49,630
2027	32,833
2028 and thereafter	72,043
Total future minimum lease payments (1)	$258,622
Less: Interest (2)	25,928
Present value of lease liabilities (2)	$232,694
(1)Total future minimum lease payments exclude variable lease costs of $25.6 million and short-term lease costs of $1.9 million.
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
The Company's rental expense on lease liabilities were as follows:

	Nine Months Ended August 31,
(In thousands)	2024	2023
Rental expense	$82,512	78,053
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the nine months ended August 31, 2024 and 2023, the Company had an immaterial amount of sublease income.

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
Outlook
Overall, the economic environment remains very constructive for homebuilders. While affordability has been a limiting factor for demand and access to homeownership, and inflation and interest rates have hindered the ability of average families to accumulate a down payment to qualify for a mortgage, demand remains strong and the migration to lower interest rates may further activate that demand. Although there have been narratives around challenged consumer confidence, lower rates and controlled inflation should boost that confidence. Lower interest rates should enable many more households to access either first-time homeownership or a move-up purchase. Consumers are employed and are generally confident they will remain employed and believe their compensation will rise. This is most often the foundation of a strong housing market. With that said, as interest rates subside and normalize, and now that the Fed has begun to cut rates, we believe that pent-up demand will be activated, and we are well prepared with growing community count and growing volume.
While demand should remain strong, the supply of homes remains constrained. The housing shortage is a result of years of under-production, exacerbated by continuing shortfalls in production driven by restrictive land permitting and higher impact fees at local levels, and by higher construction costs. Awareness about the need for affordable housing, attainable housing and workforce housing in local markets has begun to generate the first signs of action. Also, the influx of immigrant population has expanded the labor pool, which offsets the pressure on construction costs, while increasing demand for more dwellings. The road ahead appears positive for our homebuilding business.
Against that backdrop, we are adhering to our operating strategy focused on maintaining volume while we are sprinting towards the completion of our five-year marathon of migrating our operating platform from an asset-heavy model to a land-light, asset-light just-in-time finished homesite delivery model. As we have driven production pace, in sync with sales pace, we have used our margin as a point of adjustment to enable consistent production as market conditions have continued to adjust. During the third quarter, we pushed volume by increasing absorption levels in existing communities, which negatively impacted our gross margin.
In the near future, we expect to spin off a company that we call Millrose Properties Inc. ("Millrose"). The goal of the spin-off is to generally complete our migration to an asset-light operating model by spinning off much of our land assets from our balance sheet. We expect Millrose to qualify as a real estate investment trust that will acquire and develop land, and will deliver fully developed homesites under a land option contract on a just in time basis for Lennar and potentially other homebuilders. Millrose is expected to be a self-renewing, permanent source of land acquisition and development capital. We are going to contribute to Millrose, in exchange for its stock, essentially all of our undeveloped, partially developed, and some of our fully developed, land, as well as cash with an expected book value between $6.0 billion and $8.0 billion. As a result of the spin-off, both our inventory and our equity will be reduced by the amount of assets contributed to Millrose. However, our balance sheet will remain very strong after the spin-off and we expect to have ample funds with which to pay down debt and repurchase stock.
As we look ahead to the fourth quarter, given seasonality and customers adjusting to a changing interest rate environment, we are guiding to 22,500 to 23,000 closings next quarter, with a margin that is flat with the third quarter as customers build confidence in the changing economic and interest rate landscape. However, we expect our community count to exceed 1,400 by year-end 2024. We expect to deliver approximately 80,500 to 81,000 homes for the full fiscal 2024, a more than 10% increase over 2023. We expect that 10% growth to continue into 2025.
Lennar will also continue to focus on being a pure play business model and reduce its exposure to non-core assets. It will continue to allocate capital to growth, debt retirement and stock repurchases as appropriate. We expect to repurchase in excess of $2 billion of stock for fiscal year 2024.
As we look ahead to completing a successful 2024, we're well positioned for, and expect to see, much more of the same in the years ahead. We are confident that by design we will continue to grow, perform, and drive Lennar to new levels of consistent and predictable performance.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2024 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $1.2 billion, or $4.26 per diluted share, in the third quarter of 2024, compared to net earnings attributable to Lennar of $1.1 billion, or $3.87 per diluted share, in the third quarter of 2023. Excluding mark-to-market gains of $39 million on technology investments and one-time items of $89 million in our Multifamily segment, third quarter net earnings attributable to Lennar in 2024 were $1.1 billion, or $3.90 per diluted share. Excluding mark-to-market losses of $16 million on technology investments, third quarter net earnings attributable to Lennar in 2023 were $1.1 billion or $3.91 per diluted share.
Financial information relating to our operations was as follows:

	Three Months Ended August 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily (1)	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$9,017,627	—	—	—	—	9,017,627
Sales of land	19,466	—	—	—	—	19,466
Other revenues	8,599	273,270	93,443	3,637	—	378,949
Total revenues	9,045,692	273,270	93,443	3,637	—	9,416,042
Costs and expenses:
Costs of homes sold	6,989,603	—	—	—	—	6,989,603
Costs of land sold	22,720	—	—	—	—	22,720
Selling, general and administrative expenses	600,719	—	—	—	—	600,719
Other costs and expenses	—	128,870	184,708	17,176	—	330,754
Total costs and expenses	7,613,042	128,870	184,708	17,176	—	7,943,796
Equity in earnings (losses) from unconsolidated entities	25,220	—	170,266	(8,865)	—	186,621
Other income (expense), net and other gains (losses)	20,048	—	(93)	3,376	—	23,331
Lennar Other unrealized gains from technology investments	—	—	—	39,123	—	39,123
Operating earnings	$1,477,918	144,400	78,908	20,095	—	1,721,321
Corporate general and administrative expenses	—	—	—	—	164,672	164,672
Charitable foundation contribution	—	—	—	—	21,516	21,516
Earnings (loss) before income taxes	$1,477,918	144,400	78,908	20,095	(186,188)	1,535,133

	Three Months Ended August 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,285,873	—	—	—	—	8,285,873
Sales of land	20,430	—	—	—	—	20,430
Other revenues	12,312	266,206	137,394	7,388	—	423,300
Total revenues	8,318,615	266,206	137,394	7,388	—	8,729,603
Costs and expenses:
Costs of homes sold	6,261,578	—	—	—	—	6,261,578
Costs of land sold	18,720	—	—	—	—	18,720
Selling, general and administrative expenses	582,765	—	—	—	—	582,765
Other costs and expenses	—	117,211	139,759	6,155	—	263,125
Total costs and expenses	6,863,063	117,211	139,759	6,155	—	7,126,188
Equity in losses from unconsolidated entities	(4,016)	—	(6,922)	(13,051)	—	(23,989)
Other income (expense), net and other gains (losses)	42,284	—	554	1,313	—	44,151
Lennar Other unrealized losses from technology investments	—	—	—	(15,713)	—	(15,713)
Operating earnings (loss)	$1,493,820	148,995	(8,733)	(26,218)	—	1,607,864
Corporate general and administrative expenses	—	—	—	—	114,144	114,144
Charitable foundation contribution	—	—	—	—	18,559	18,559
Earnings (loss) before income taxes	$1,493,820	148,995	(8,733)	(26,218)	(132,703)	1,475,161

	Nine Months Ended August 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily (1)	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$24,277,158	—	—	—	—	24,277,158
Sales of land	53,816	—	—	—	—	53,816
Other revenues	26,768	804,713	322,620	9,489	—	1,163,590
Total revenues	24,357,742	804,713	322,620	9,489	—	25,494,564
Costs and expenses:
Costs of homes sold	18,855,087	—	—	—	—	18,855,087
Costs of land sold	43,640	—	—	—	—	43,640
Selling, general and administrative expenses	1,798,306	—	—	—	—	1,798,306
Other costs and expenses	—	382,005	419,580	53,105	—	854,690
Total costs and expenses	20,697,033	382,005	419,580	53,105	—	21,551,723
Equity in earnings (losses) from unconsolidated entities	54,038	—	140,103	(42,374)		151,767
Other income (expense), net and other gains (losses)	132,122	—	(348)	25,101		156,875
Lennar Other unrealized gains from technology investments	—	—	—	12,472		12,472
Operating earnings (loss)	$3,846,869	422,708	42,795	(48,417)	—	4,263,955
Corporate general and administrative expenses	—	—	—	—	478,975	478,975
Charitable foundation contribution	—	—	—	—	58,004	58,004
Earnings (loss) before income taxes	$3,846,869	422,708	42,795	(48,417)	(536,979)	3,726,976

	Nine Months Ended August 31, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$22,016,279	—	—	—	—	22,016,279
Sales of land	46,462	—	—	—	—	46,462
Other revenues	82,196	672,166	432,661	15,419	—	1,202,442
Total revenues	22,144,937	672,166	432,661	15,419	—	23,265,183
Homebuilding costs and expenses:
Costs of homes sold	16,980,746	—	—	—	—	16,980,746
Costs of land sold	52,729	—	—	—	—	52,729
Selling, general and administrative	1,543,259	—	—	—	—	1,543,259
Other costs and expenses	—	331,835	443,069	19,426	—	794,330
Total costs and expenses	18,576,734	331,835	443,069	19,426	—	19,371,064
Equity in losses from unconsolidated entities	(13,109)	—	(29,331)	(62,491)	—	(104,931)
Other income (expense), net and other gains (losses)	59,974	—	1,243	(3,706)	—	57,511
Lennar Other unrealized losses from technology investments	—	—	—	(14,170)	—	(14,170)
Operating earnings (loss)	$3,615,068	340,331	(38,496)	(84,374)	—	3,832,529
Corporate general and administrative expenses	—	—	—	—	365,002	365,002
Charitable foundation contribution	—	—	—	—	49,292	49,292
Earnings (loss) before income taxes	$3,615,068	340,331	(38,496)	(84,374)	(414,294)	3,418,235
(1)During both the three and nine months ended August 31, 2024, Multifamily revenues decreased primarily due to less general contractor and management fees income as a result of the completion of Multifamily properties.
Three Months Ended August 31, 2024 versus Three Months Ended August 31, 2023
Revenues from home sales increased 9% in the third quarter of 2024 to $9.0 billion from $8.3 billion in the third quarter of 2023. Revenues were higher primarily due to a 16% increase in the number of home deliveries, partially offset by a 6% decrease in the average sales price of homes delivered. New home deliveries increased to 21,516 homes in the third quarter of 2024 from 18,559 homes in the third quarter of 2023. The average sales price of homes delivered was $422,000 in the third quarter of 2024, compared to $448,000 in the third quarter of 2023. The decrease in average sales price of homes delivered in the third quarter of 2024 compared to the same period last year was primarily due to pricing to market through an increased use of incentives and product mix.
Gross margins on home sales were $2.0 billion, or 22.5%, in the third quarter of 2024, compared to $2.0 billion, or 24.4%, in the third quarter of 2023. During the third quarter of 2024, gross margins decreased primarily because revenues per square foot decreased while land costs increased year over year, which was partially offset by a decrease in costs per square foot due to lower material costs as we continued to focus on construction cost savings.
Selling, general and administrative expenses were $600.7 million in the third quarter of 2024, compared to $582.8 million in the third quarter of 2023. As a percentage of revenues from home sales, selling, general and administrative expenses decreased to 6.7% in the third quarter of 2024, from 7.0% in the third quarter of 2023, primarily due to a decrease in broker commissions and the benefits of our technology efforts.
During the three months ended August 31, 2024, our homebuilding operating earnings included $33.8 million of interest income, compared to $38.2 million of interest income in the three months ended August 31, 2023.
Operating earnings for the Financial Services segment were $144.4 million ($143.6 million net of noncontrolling interests) in the third quarter of 2024, compared to $149.0 million ($148.3 million net of noncontrolling interests) in the third quarter of 2023. The decrease in operating earnings was primarily due to lower lock volume and margin in the mortgage business, partially offset by higher volume in the title business as a result of increased deliveries year over year.
Operating earnings for the Multifamily segment were $78.9 million ($79.0 million net of noncontrolling interests) in the third quarter of 2024, compared to an operating loss of $8.7 million in the third quarter of 2023. The increase in operating earnings was due to a $179.0 million one-time net gain from the sale of assets in our LMV Fund I, partially offset by a one-time $90.0 million write-down of non-core assets as we focus on immediately monetizing these assets. Operating earnings for the Lennar Other segment were $20.1 million in the third quarter of 2024, compared to an operating loss of $26.2 million in the third quarter of 2023. The Lennar Other operating earnings for the third quarter of 2024 were primarily due to mark-to-market gains on our publicly traded technology investments.
In the third quarter of 2024 and 2023, we had tax provisions of $347.9 million and $358.2 million, respectively, which resulted in an overall effective income tax rate of 23.0% and 24.4%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. In the three months ended August 31, 2024, our overall effective income tax rate was lower than last year primarily due to additional tax credits recognized during the three months ended August 31, 2024.
Nine Months Ended August 31, 2024 versus Nine Months Ended August 31, 2023
Revenues from home sales were $24.3 billion and $22.0 billion in the nine months ended August 31, 2024 and 2023, respectively. Revenues were higher primarily due to an 18% increase in the number of home deliveries, which was offset by a 6% decrease in average sales price of homes delivered. New home deliveries increased to 58,004 homes in the nine months ended August 31, 2024 from 49,292 homes in the nine months ended August 31, 2023. The average sales price of homes delivered was $421,000 in the nine months ended August 31, 2024, compared to $448,000 in the nine months ended August 31, 2023. The decrease in average sales price of homes delivered in the nine months ended August 31, 2024 compared to the same period last year was primarily due to pricing to market through an increased use of incentives and product mix.
Gross margins on home sales were $5.4 billion, or 22.3%, in the nine months ended August 31, 2024, compared to $5.0 billion, or 22.9%, in the nine months ended August 31, 2023. During the nine months ended August 31, 2024, gross margins decreased primarily because revenues per square foot decreased while land costs increased year over year, which was partially offset by a decrease in costs per square foot due to lower material costs as we continued to focus on construction cost savings.
Selling, general and administrative expenses were $1.8 billion in the nine months ended August 31, 2024, compared to $1.5 billion in the nine months ended August 31, 2023. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 7.4% in the nine months ended August 31, 2024, from 7.0% in the nine months ended August 31, 2023, primarily due to an increase in digital marketing and advertising costs to generate more direct sales, professional expenses and insurance costs.
During the nine months ended August 31, 2024, our homebuilding operating earnings included $134.6 million of interest income due to an increase in cash balances and higher interest rates. During the nine months ended August 31, 2023, our homebuilding operating earnings included $102.7 million of interest income, which was partially offset by an impairment of $36.8 million of an investment in a joint venture.
Operating earnings for the Financial Services segment were $422.7 million ($420.5 million net of noncontrolling interests) in the nine months ended August 31, 2024, compared to $340.3 million ($338.7 million net of noncontrolling interests) in the nine months ended August 31, 2023. The increase in operating earnings was primarily due to higher volume from increased capture rate and Lennar deliveries in the mortgage business. There was also an increase in profitability in our title business primarily due to benefits of our technology efforts.
Operating earnings for the Multifamily segment were $42.8 million ($43.1 million net of noncontrolling interests) in the nine months ended August 31, 2024, compared to an operating loss of $38.5 million ($38.4 million net of noncontrolling interests) in the nine months ended August 31, 2023. The increase in operating earnings was due to a $179 million one-time net gain from the sale of assets in our LMV Fund I, partially offset by a one-time $90.0 million write-down of non-core assets as we focus on immediately monetizing these assets. Operating loss for the Lennar Other segment was $47.3 million in the nine months ended August 31, 2024, compared to operating loss of $85.8 million in the nine months ended August 31, 2023. The Lennar Other operating loss for the nine months ended August 31, 2024 was primarily related to operating losses from certain strategic investments, which was partially offset by $12.5 million of mark-to-market gains on our publicly traded technology investments and a $46.5 million one-time gain on the sale of a technology investment. Lennar Other operating loss in the nine months ended August 31, 2023 was primarily related to operating losses from certain strategic investments.
For the nine months ended August 31, 2024 and 2023, we had tax provisions of $859.2 million and $824.2 million, respectively, which resulted in overall effective income tax rates of 23.2% and 24.2%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. In the nine months ended August 31, 2024, our overall effective income tax rate was lower than last year primarily due to additional tax credits recognized during the three months ended August 31, 2024.

Homebuilding Segments
At August 31, 2024, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended August 31, 2024
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$2,121,552	1,568,747	26.1%	388,680	1,810	2,828	8,186	678	402,182
Central	2,138,813	1,648,054	22.9%	339,983	(3,545)	682	946	5,150	343,216
Texas	1,283,781	993,685	22.6%	195,938	(132)	594	—	1,367	197,767
West	3,470,255	2,773,873	20.1%	507,569	(1,387)	1,337	1,624	5,305	514,448
Other (2)	3,226	5,244	(62.6)%	(4,865)	—	3,158	14,464	7,548	20,305
Totals	$9,017,627	6,989,603	22.5%	1,427,305	(3,254)	8,599	25,220	20,048	1,477,918

	Three Months Ended August 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income, net	Operating Earnings (Loss)
East	$2,179,002	1,518,360	30.3%	487,780	712	3,183	5,699	16,935	514,309
Central	1,816,971	1,383,111	23.9%	292,456	(685)	1,762	1,028	6,381	300,942
Texas	1,174,858	878,430	25.2%	214,919	749	907	—	3,306	219,881
West	3,108,783	2,467,213	20.6%	464,351	934	2,421	(90)	12,352	479,968
Other (2)	6,259	14,464	(131.1)%	(17,976)	—	4,039	(10,653)	3,310	(21,280)
Totals	$8,285,873	6,261,578	24.4%	1,441,530	1,710	12,312	(4,016)	42,284	1,493,820

	Nine Months Ended August 31, 2024
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$6,216,150	4,566,091	26.5%	1,122,413	13,406	8,153	20,600	40,141	1,204,713
Central	5,240,508	4,089,604	22.0%	720,332	(3,996)	2,886	952	22,528	742,702
Texas	3,548,464	2,737,784	22.8%	536,931	1,302	1,886	(3)	10,808	550,924
West	9,255,650	7,439,477	19.6%	1,262,084	(536)	4,545	5,337	30,742	1,302,172
Other (2)	16,386	22,131	(35.1)%	(17,995)	—	9,298	27,152	27,903	46,358
Totals	$24,277,158	18,855,087	22.3%	3,623,765	10,176	26,768	54,038	132,122	3,846,869

	Nine Months Ended August 31, 2023
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenue	Equity in Earnings (Loss) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$5,974,745	4,197,812	29.7%	1,312,661	(1,141)	26,815	12,057	35,816	1,386,208
Central	4,621,552	3,596,740	22.2%	656,869	6,003	24,124	799	16,983	704,778
Texas	3,329,348	2,586,507	22.3%	512,886	16	6,090	—	9,269	528,261
West	8,075,810	6,573,159	18.6%	1,036,142	(11,145)	12,906	1,572	26,465	1,065,940
Other (2)	14,824	26,528	(79.0)%	(26,284)	—	12,261	(27,537)	(28,559)	(70,119)
Totals	$22,016,279	16,980,746	22.9%	3,492,274	(6,267)	82,196	(13,109)	59,974	3,615,068
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and/or impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended August 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,479	5,072	$2,171,425	2,211,629	$396,000	436,000
Central	5,301	4,340	2,138,813	1,816,970	403,000	419,000
Texas	5,067	4,102	1,283,781	1,174,859	253,000	286,000
West	5,663	5,036	3,470,255	3,108,783	613,000	617,000
Other	6	9	3,225	6,258	538,000	695,000
Total	21,516	18,559	$9,067,499	8,318,499	$422,000	448,000
Of the total homes delivered listed above, 124 homes with a dollar value of $49.9 million and an average sales price of $402,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2024, compared to 66 home deliveries with a dollar value of $32.6 million and an average sales price of $494,000 for the three months ended August 31, 2023.

	Nine Months Ended August 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	15,732	13,820	$6,344,164	6,069,961	$403,000	439,000
Central	13,049	10,779	5,240,508	4,621,552	402,000	429,000
Texas	13,999	11,431	3,548,464	3,329,349	253,000	291,000
West	15,193	13,243	9,255,650	8,075,810	609,000	610,000
Other	31	19	16,385	14,824	529,000	780,000
Total	58,004	49,292	$24,405,171	22,111,496	$421,000	448,000
Of the total homes delivered listed above, 271 homes with a dollar value of $128.0 million and an average sales price of $472,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2024, compared to 201 home deliveries with a dollar value of $95.2 million and an average sales price of $474,000 for the nine months ended August 31, 2023.
Sales Incentives (1):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$55,000	30,100	12.2%	6.5%	$50,000	30,100	11.1%	6.4%
Central	38,100	28,200	8.6%	6.3%	40,000	31,900	9.1%	6.9%
Texas	53,400	49,300	17.4%	14.7%	52,200	57,500	17.1%	16.5%
West	46,100	39,200	7.0%	6.0%	46,900	48,800	7.1%	7.4%
Other	46,200	89,800	7.9%	11.4%	74,800	95,300	12.4%	10.9%
Total	$48,100	36,400	10.2%	7.5%	$47,500	42,000	10.1%	8.6%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended August 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	315	327	4,888	5,132	$1,966,782	2,158,921	$402,000	421,000
Central	343	312	5,158	4,650	2,030,572	1,909,196	394,000	411,000
Texas	245	235	5,217	4,730	1,307,688	1,302,268	251,000	275,000
West	378	375	5,317	5,140	3,254,573	3,261,380	612,000	635,000
Other	2	4	7	14	2,444	7,877	349,000	563,000
Total	1,283	1,253	20,587	19,666	$8,562,059	8,639,642	$416,000	439,000
Of the total homes listed above, 114 homes with a dollar value of $69.1 million and an average sales price of $606,000 represent homes in 10 active communities from unconsolidated entities for the three months ended August 31, 2024, compared to 82 homes with a dollar value of $42.0 million and an average sales price of $512,000 in seven active communities for the three months ended August 31, 2023.

	Nine Months Ended August 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	14,414	13,995	$5,898,262	5,999,802	$409,000	429,000
Central	14,764	11,471	5,893,358	4,786,293	399,000	417,000
Texas	14,861	11,604	3,760,078	3,261,481	253,000	281,000
West	15,979	14,650	9,929,956	9,159,865	621,000	625,000
Other	38	25	17,663	17,106	465,000	684,000
Total	60,056	51,745	$25,499,317	23,224,547	$425,000	449,000
Of the total new orders listed above, 234 homes with a dollar value of $134.3 million and an average sales price of $574,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2024, compared to 252 new orders with a dollar value of $117.3 million and an average sales price of $465,000 for the nine months ended August 31, 2023.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2024 and 2023.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
East	17%	13%	17%	16%
Central	10%	10%	10%	15%
Texas	17%	17%	17%	20%
West	14%	13%	12%	13%
Other	30%	—%	14%	7%
Total	14%	13%	14%	16%
Backlog:

	At August 31,
	2024	2023	2024	2023	2024	2023
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,262	8,336	$2,268,969	3,512,548	$431,000	421,000
Central	4,878	5,261	2,028,466	2,257,788	416,000	429,000
Texas	2,757	2,870	694,104	769,216	252,000	268,000
West	4,037	4,847	2,753,198	3,310,533	682,000	683,000
Other	10	7	2,805	3,446	280,000	492,000
Total	16,944	21,321	$7,747,542	9,853,531	$457,000	462,000
Of the total homes in backlog listed above, 110 homes with a backlog dollar value of $80.7 million and an average sales price of $734,000 represent the backlog from unconsolidated entities at August 31, 2024, compared to 217 homes with a backlog dollar value of $99.8 million and an average sales price of $460,000 at August 31, 2023.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. Various state and federal laws and regulations may sometimes give purchasers a right to cancel contracts homes in backlog. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
Three Months Ended August 31, 2024 versus Three Months Ended August 31, 2023
Homebuilding East: Revenues from home sales decreased in the third quarter of 2024 compared to the third quarter of 2023, primarily due to a decrease in the average sales price of homes delivered in all the states in the segment except in New Jersey and Pennsylvania, which was partially offset by an increase in the number of home deliveries in all the states in the segment. The decrease in the average sales price of homes delivered in Alabama and Florida was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in New Jersey and Pennsylvania was primarily due to product mix. The increase in the number of home deliveries in Alabama, Florida, New Jersey and Pennsylvania was primarily due to an increase in the number of deliveries per active community. In the third quarter of 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, this resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding Central: Revenues from home sales increased in the third quarter of 2024 compared to the third quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois and Maryland. The increase in the number of home deliveries in Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Georgia, Indiana, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Illinois and Maryland was primarily due to product mix. In the third quarter of 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, this resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding Texas: Revenues from home sales increased in the third quarter of 2024 compared to the third quarter of 2023, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the third quarter of 2024, a decrease in revenues per square foot was offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries decreased year over year.
Homebuilding West: Revenues from home sales increased in the third quarter of 2024 compared to the third quarter of 2023, primarily due to an increase in the number of home deliveries in all the states in the segment except in Colorado and Oregon, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in California, Idaho, Oregon and Utah. The increase in the number of home deliveries in Arizona, California, Idaho, Nevada, Utah and Washington was primarily due to an increase in the number of deliveries per active community. The decrease in the number of home deliveries in Colorado and Oregon was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Arizona, Colorado, Nevada and Washington was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in California, Idaho, Oregon and Utah was primarily due to product mix. In the third quarter of 2024, an increase in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries decreased year over year.
Nine Months Ended August 31, 2024 versus Nine Months Ended August 31, 2023
Homebuilding East: Revenues from home sales increased in the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in New Jersey and Pennsylvania. The increase in the number of home deliveries in Alabama, Florida, New Jersey and Pennsylvania was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Alabama and Florida was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in New Jersey and Pennsylvania was primarily due to product mix. In the nine months ended August 31, 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, this resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding Central: Revenues from home sales increased in the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois and Maryland. The increase in the number of home deliveries in Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Georgia, Indiana, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Illinois and Maryland was primarily due to product mix. In the nine months ended August 31, 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries remained flat year over year.
Homebuilding Texas: Revenues from home sales increased in the nine months ended August 31, 2024, compared to the nine months ended August 31, 2023, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the nine months ended August 31, 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, gross margin percentage of home deliveries increased year over year.
Homebuilding West: Revenues from home sales increased in the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023, primarily due to an increase in the number of home deliveries in all the states in the segment while the average sales price of homes delivered was flat. The increase in the number of home deliveries in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington was primarily due to an increase in the number of deliveries per active community. The decrease in the average sales price of homes delivered in Arizona, Colorado and Washington was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in California, Idaho, Nevada, Oregon and Utah was primarily due to product mix. In the nine months ended August 31, 2024, an increase in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries increased year over year.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2024	2023	2024	2023
Dollar value of mortgages originated	$5,139,000	4,435,000	14,249,000	11,531,000
Number of mortgages originated	14,300	11,900	39,400	31,200
Mortgage capture rate of Lennar homebuyers	84%	81%	84%	79%
Number of title and closing service transactions	21,900	18,900	59,900	50,800
At August 31, 2024 and November 30, 2023, the carrying value of Financial Services' commercial mortgage-backed securities was $138.0 million and $140.7 million, respectively. Details of these securities and related debt are disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	August 31, 2024	November 30, 2023
Multifamily investments in unconsolidated entities	$544,635	599,852
Lennar's net investment in Multifamily	1,106,522	1,095,218
Lennar Multifamily Venture Fund I (“LMV I") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets. As of November 30, 2023, there were 38 rental operation projects in LMV I. During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of the individual rental operation projects of LMV I as the fund has come to the end of its contractual life. During the three months ended August 31, 2024, 27 LMV I rental operation projects were sold to various third-party buyers. We recognized a net gain of $179.0 million on the sale of these rental operation projects which was recorded as equity in earnings (losses) in the condensed consolidated statement of operations. As a result, we received net cash distributions of $147.3 million during the three months ended August 31, 2024. The remaining LMV I rental operation projects are expected to be monetized in the near term.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform, as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. At August 31, 2024 and November 30, 2023, we had $854.3 million and $657.9 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $351.2 million and $276.2 million, respectively. The investments in equity securities of Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”), and Sunnova Energy International, Inc. (“Sunnova”) are carried at market and will therefore change depending on the market value of our shareholdings in those entities on the last day of each quarter. All of the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. Details of these investments are included within Note 2 of the Notes to Condensed Consolidated Financial Statements. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on our publicly traded technology investments:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2024	2023	2024	2023
Blend Labs (BLND)	$2,270	386	5,921	(360)
Hippo (HIPO)	6,609	(17,166)	33,795	(14,933)
Opendoor (OPEN)	(564)	23,638	(16,156)	38,459
SmartRent (SMRT)	(5,634)	(1,707)	(12,206)	8,219
Sonder (SOND)	71	(91)	82	(549)
Sunnova (NOVA)	36,371	(20,773)	1,036	(45,006)
Lennar Other unrealized gains (losses) from technology investments	$39,123	(15,713)	12,472	(14,170)
(2) Financial Condition and Capital Resources
At August 31, 2024, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $4.3 billion, compared to $6.6 billion at November 30, 2023 and $4.1 billion at August 31, 2023.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At August 31, 2024, we had $4.0 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $2.2 billion revolving credit facility, thereby providing approximately $6.2 billion of available capacity.
Operating Cash Flow Activities
During the nine months ended August 31, 2024 and 2023, cash provided by operating activities totaled $1.4 billion and $2.6 billion, respectively. During the nine months ended August 31, 2024, cash provided by operating activities was impacted primarily by our net earnings and a decrease in loans held-for-sale of $245 million primarily related to the sale of loans originated by our Financial Services segment. This was offset by an increase in inventories due to strategic land purchases, land development and construction costs of $708 million, an increase in deposits and pre-acquisition costs on real estate of $985 million as we increased the percentage of controlled homesites, and a decrease in accounts payable and other liabilities of $176 million.
During the nine months ended August 31, 2023, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $434 million primarily related to the sale of loans originated by our Financial Services segment and a decrease in receivables of $168 million primarily related to a decrease in Financial Services receivables, net, which are loans sold to investors for which we have not yet been paid. This was partially offset by a decrease in accounts payable and other liabilities of $882 million, primarily due to the payment of income taxes and an increase in other assets of $105 million.
Investing Cash Flow Activities
During the nine months ended August 31, 2024 and 2023, cash used in investing activities totaled $177 million and $115 million, respectively. During the nine months ended August 31, 2024, our cash used in investing activities was primarily due to cash contributions of $312 million to unconsolidated entities, which included (1) $164 million to Homebuilding unconsolidated entities, (2) $131 million to Lennar other unconsolidated entities and (3) $17 million to Multifamily unconsolidated entities and $130 million of net additions of operating properties and equipment. This was partially offset by distributions of capital from unconsolidated entities of $237 million, which primarily included (1) $53 million from Homebuilding unconsolidated entities, (2) $18 million from our Lennar Other unconsolidated entities and (3) $166 million from Multifamily entities.
During the nine months ended August 31, 2023, our cash used in investing activities was primarily due to cash contributions of $153 million to unconsolidated entities, which included (1) $75 million to Homebuilding unconsolidated entities, (2) $58 million to Lennar Other unconsolidated entities, and (3) $20 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $70 million, which primarily included (1) $48 million from Homebuilding unconsolidated entities, (2) $21 million from our Lennar Other unconsolidated entities, and (3) $1 million from Multifamily entities.
Financing Cash Flow Activities
During the nine months ended August 31, 2024 and 2023, cash used in financing activities totaled $3.5 billion and $3.2 billion, respectively. During the nine months ended August 31, 2024, cash used in financing activities was primarily due to (1) $618 million of net repayments under our Financial Services' warehouse facilities; (2) redemption of $454 million aggregate principal amount of our 4.50% senior notes due April 2024; (3) $100 million of partial repurchase of our 4.75% senior notes due 2027; (4) $1.7 billion of repurchases of our common stock, which included $1.6 billion of repurchases under our repurchase program and $86 million of repurchases related to our equity compensation plan; (5) $414 million of dividend payments; and (6) $125 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
During the nine months ended August 31, 2023, cash used in financing activities was primarily due to (1) $981 million of net repayments under our Financial Services' warehouse facilities; (2) $842 million of repurchases of our common stock, which included $769 million of repurchases under our repurchase program and $72 million of repurchases related to our equity compensation plan; (3) the early redemption of $425 million aggregate principal amount of our 5.875% senior notes due November 2024; (4) $208 million of repurchases of our senior notes due in fiscal year 2024; (5) $325 million of dividend payments; and (6) $256 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	August 31, 2024	November 30, 2023	August 31, 2023
Homebuilding debt	$2,263,256	2,816,482	3,320,119
Stockholders’ equity	27,412,520	26,580,664	25,656,619
Total capital	$29,675,776	29,397,146	28,976,738
Homebuilding debt to total capital	7.6%	9.6%	11.5%
Homebuilding debt	$2,263,256	2,816,482	3,320,119
Less: Homebuilding cash and cash equivalents	4,037,405	6,273,724	3,887,809
Net Homebuilding debt	$(1,774,149)	(3,457,242)	(567,690)
Net Homebuilding debt to total capital (1)	(6.9)%	(15.0)%	(2.3)%
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
At August 31, 2024, Homebuilding debt to total capital was lower compared to both November 30, 2023 and August 31, 2023, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in Homebuilding debt due to debt paydowns, partially offset by share repurchases.
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
Subject to market conditions, we are planning a strategic taxable spin-off of a new public company to which we will have contributed land as well as cash with a value of approximately $6 billion to $8 billion. We have confidentially submitted to the Securities and Exchange Commission a draft registration statement relating to the spin-off and are actively engaged with the Securities and Exchange Commission in their review process. This project is ongoing and while we aim to work efficiently to consummate the transaction in the near term, there is no guarantee that the transaction will be completed on any given timeline. We expect the new company to qualify as a real estate investment trust and to operate as a permanent capital vehicle that will acquire and develop homesites and give options to acquire them on a “just-in-time” basis for Lennar and other customers. The goal of the spin-off is to accelerate our land light strategy by removing much of the land assets from our balance sheet.
Our Homebuilding senior notes and other debt payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Nine Months Ended August 31,
(Dollars in thousands)	2024	2023
Homebuilding average debt outstanding	$2,512,139	$3,890,590
Average interest rate	4.8%	4.9%
Interest incurred	$100,056	146,206
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	August 31, 2024
Commitments - maturing in May 2027	$2,225,000
Accordion feature	425,000
Total maximum borrowings capacity	$2,650,000
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

Under the agreement governing our Credit Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of August 31, 2024. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of August 31, 2024:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2024
Minimum net worth test	$13,966,671	20,791,911
Maximum leverage ratio	65.0%	(4.9)%
Liquidity test	1.00	(134.00)
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
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At August 31 2024, we have a remaining authorization to repurchase $3.9 billion in value of our Class A or B common stock. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the nine months ended August 31, 2024 and 2023 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the nine months ended August 31, 2024, treasury shares increased by 11.2 million shares primarily due to our repurchase of 10.6 million shares of Class A and Class B common stock through our stock repurchase program. During the nine months ended August 31, 2023, treasury shares increased by 7.8 million shares primarily due to our repurchase of 7.0 million shares of Class A and Class B common stock through our stock repurchase program.
On September 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on October 24, 2024 to holders of record at the close of business on October 9, 2024. On July 19, 2024, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on July 5, 2024, as declared by its Board of Directors on June 20, 2024. We approved and paid cash dividends of $0.375 per share for each of the four quarters of 2023 on both our Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at August 31, 2024 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at August 31, 2024 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	August 31, 2024	November 30, 2023
Due from non-guarantor subsidiaries	$24,891,180	22,020,227
Equity method investments	1,083,982	986,508
Total assets	49,589,049	45,830,841
Total liabilities	9,557,259	9,181,456

Nine Months Ended
(In thousands)	August 31, 2024
Total revenues	$24,188,851
Operating earnings	3,743,914
Earnings before income taxes	3,218,252
Net earnings attributable to Lennar	2,470,852
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with applicable debt covenants at August 31, 2024.
Homebuilding: Investments in Unconsolidated Entities
As of August 31, 2024, we had equity investments in 49 active Homebuilding and land unconsolidated entities (of which 5 had recourse debt, 14 had non-recourse debt and 30 had no debt) and 48 active Homebuilding and land unconsolidated entities at November 30, 2023. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Bank debt without recourse to Lennar	$1,312,718	284,068	186,719	147,401	694,530	—
Land seller and other debt without recourse to Lennar	2,547	—	—	—	2,547	—
Maximum recourse debt exposure to Lennar	44,210	—	—	12,300	31,910	—
Debt issuance costs	(4,972)	—	—	—	—	(4,972)
Total	$1,354,503	284,068	186,719	159,701	728,987	(4,972)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We manage, and have an investment in, Upward America Fund, which purchases single family homes and operates them as rental properties.

Multifamily: Investments in Unconsolidated Entities
At August 31, 2024, Multifamily had equity investments in 22 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 4 had no debt) and 22 active unconsolidated entities at November 30, 2023. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. During the three months ended August 31, 2024, the LMV I fund sold some of its individual rental operation projects which resulted in a net gain of $179.0 million and received net cash distributions of $147.3 million. The remaining LMV I rental operation projects are expected to be monetized in the near term. Combined, these transactions could result in cash proceeds of approximately $250 million. Details of each fund as of and during the nine months ended August 31, 2024 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2024	2025	2026	Thereafter	Other
Debt without recourse to Lennar	$3,546,828	872,729	929,788	747,746	996,565	—
Debt issuance costs	(17,392)	—	—	—	—	(17,392)
Total	$3,529,436	872,729	929,788	747,746	996,565	(17,392)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and are recorded as equity in earnings (loss) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $145.7 million and $148.7 million as of August 31, 2024 and November 30, 2023, respectively.
As of August 31, 2024 and November 30, 2023, we had strategic technology investments in unconsolidated entities of $205.5 million and $127.5 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation. Details regarding these investments are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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

The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
August 31, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	90,809	18,574	109,383
Central	89,055	28,386	117,441
Texas	107,395	16,645	124,040
West	77,239	21,152	98,391
Other	4,828	1,891	6,719
Total homesites	369,326	86,648	455,974	1.1
% of total homesites	81%	19%

				Years of
August 31, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	83,102	21,929	105,031
Central	55,650	35,073	90,723
Texas	77,866	24,946	102,812
West	61,721	23,176	84,897
Other	5,411	1,891	7,302
Total homesites	283,750	107,015	390,765	1.5
% of total homesites	73%	27%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, except for redemption/repurchase of $553 million of senior notes and a decrease of $618 million in borrowings under the Financial Services' warehouse repurchase facilities.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the nine months ended August 31, 2024 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

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
As of August 31, 2024, we had no outstanding borrowings under our Credit Facility.
As of August 31, 2024, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.3 billion under residential facilities and $83.9 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2024

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2024	2025	2026	2027	2028	2029	Thereafter	Total	2024
LIABILITIES:
Homebuilding:
Senior Notes and other debt payable:
Fixed rate	$6.0	683.2	457.7	1,072.7	14.1	11.5	16.9	2,262.1	2,272.5
Average interest rate	2.9%	4.6%	5.1%	4.8%	2.1%	7.5%	6.4%	4.8%	—
Financial Services:
Notes and other debt payable:
Fixed rate	$—	—	—	—	—	—	128.6	128.6	129.0
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,416.8	—	—	—	—	—	—	1,416.8	1,416.8
Average interest rate	6.9%	—	—	—	—	—	—	6.9%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
Item 4. Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together, “Co-CEOs”) and our Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2024 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2024. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2024:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
June 1 to June 30, 2024	1,031,441	$149.98	1,031,039	$4,304,199
July 1 to July 31, 2024	1,213,476	$147.35	1,213,476	$4,126,323
August 1 to August 31, 2024	1,110,711	$167.31	1,110,711	$3,938,433
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

Item 6. Exhibits

31.1	*	Rule 13a-14(a) certification by Stuart Miller.
31.2	*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3	*	Rule 13a-14(a) certification by Diane Bessette.
32.	**	Section 1350 certifications by Stuart Miller, Jonathan M. Jaffe, and Diane Bessette.
101.	*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, filed on October 2, 2024, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 2, 2024	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	October 2, 2024	/s/ David Collins
David Collins
Vice President and Controller