Form 10-K
period 2024-11-30
LENNAR CORP /NEW/
filed 2025-01-23
CIK 920760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (237,457,708 shares of Class A common stock and 10,946,506 shares of Class B common stock) as of May 31, 2024, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $39,677,379,445.
As of December 31, 2024, the registrant had outstanding 233,511,543 shares of Class A common stock and 32,009,014 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2025.

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
Our homebuilding operations are the most substantial part of our business, generating $34 billion in revenues, or approximately 96% of consolidated revenues, in fiscal 2024.
As of November 30, 2024, our reportable Homebuilding segments and all Other Homebuilding operations not required to be reported separately have divisions located in:
East: Alabama, Florida, New Jersey and Pennsylvania
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee and Virginia
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
We are focused on increasing efficiencies in our building process and reducing selling, general and administrative expenses by using technology and innovative strategies to reduce customer acquisition costs. Our construction playbook has three primary areas of focus: lowering construction costs, reducing cycle time and achieving even flow production. We have aimed to maintain strong operating margins by deferring home sale price commitments until construction costs are finalized to protect against cost escalations. We focus on executing our operating strategy to be a consistent and high-volume homebuilder with production pace in sync with sales pace while using our gross margin as a shock absorber. In addition, we are continuing our transition to a land light operating model by increasing the percentage of land we control through options or agreements but do not own, which reduces our years’ supply of owned homesites. In connection with this transition, we expect to spin off a significant portion of our land assets to Millrose (as defined below), as discussed further below under the caption “Homebuilding Operations – Millrose Spin-Off.”
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly through entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 80,210 in fiscal 2024, compared to 73,087 in fiscal 2023 and 66,399 in fiscal 2022. We primarily sell homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2024, the average sales price, excluding deliveries from unconsolidated entities, was $423,000, compared to $446,000 in fiscal 2023 and $480,000 in fiscal 2022.

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
•Core Plans - We are integrating standardized, highly efficient, value engineered Plan series across all divisions at different price points. The Core Plans are driving cost savings and strong operating margins, while delivering great value for our homebuyers.
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
•Land light strategy - We are focused on reducing our years' supply of owned homesites and increasing the percentage of land we control through options or agreements, including agreements with strategic land banks and joint ventures, rather than ownership. In connection with this strategy, we expect to spin off a significant portion of our land assets to Millrose, as discussed further below under the caption “Homebuilding Operations – Millrose Spin-Off.”
•Even flow production - We adjust prices, with our gross margin being a shock absorber, in an effort to maintain consistent starts and sales paces in order to generate increased market share in all the markets we build in.
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
For the last several years, we have been reducing our reliance on land we own and increasing our access to land through options and joint ventures, most significantly through our use of land banks which is a critical part of our operating strategy. At November 30, 2024, 82% of our total homesites were controlled through options with land banks, land sellers and joint ventures compared to 76% at November 30, 2023. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Construction and Development
We are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of land development and home construction. At November 30, 2024, we were actively building and marketing homes in 1,447 communities, including 11 communities being constructed by unconsolidated entities. This was an increase from the 1,260 communities, including five communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2023. At November 30, 2024 and 2023, we had about 2,900 and 1,200 completed unsold homes, respectively.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. Although we, like homebuilders throughout the country, encountered shortages of materials and skilled labor during 2022, we believe that because of our size and our builder of choice program, where we work with our trade partners to drive efficiencies for them, we were less affected by these shortages than many of our competitors. Most shortages were eliminated due to the supply chain environment catching up to homebuilder demand as well as Lennar’s continued effort to work with our suppliers and manufacturers on the volume and specific products needed to build homes. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and historically from proceeds of unsecured corporate debt. Following the Millrose Spin-Off, we expect that, when Millrose acquires undeveloped or partially developed land that we have options to purchase, Millrose will finance the horizontal development of all such homesites up to pre-negotiated development budgets, which will be incorporated into the takedown prices for Lennar’s purchase options on the properties.
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
We sell our homes from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors. We have made it possible for potential homebuyers to take virtual tours of model homes. During fiscal 2024 and 2023, even with shifts in macroeconomic factors and adjusting to an inflationary environment in much of the period, we were able to develop, enhance, use, and improve the Lennar machine. Our sales, marketing, and dynamic pricing machine is quickly becoming an advanced digital engine that has materially benefited from aggressive, focused use and engagement while the market was most difficult.
Our marketing strategy has increasingly involved advertising through digital channels including real estate listing sites, paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers. However, we also continue to advertise through more traditional media on a limited basis, including newspapers, other local and regional publications, radio and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase. During fiscal 2024 and 2023, increased interest rates as compared to prior years have made our homes less affordable to many prospective buyers and led us to reduce prices or increase sales incentives in a number of our communities to maintain sales pace.
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
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 14% in 2024 and 16% in 2023. We do not recognize revenue on homes that are the subject of sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2024 was $5.4 billion, compared to $6.6 billion at November 30, 2023. We expect that a significant portion of all homes currently in backlog will be delivered in fiscal year 2025.
Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions and improving the return on our investments, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of both November 30, 2024 and 2023, we had equity investments in 51 active homebuilding and land unconsolidated entities, in which we were participating, and our maximum recourse debt exposure related to Homebuilding unconsolidated joint ventures was $44.2 million and $42.1 million, respectively. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Millrose Spin-Off
We are currently preparing to spin off (the “Millrose Spin-Off”) a wholly owned subsidiary of Lennar, Millrose Properties Inc. (“Millrose”) into an independent, publicly traded company that will be listed on the New York Stock Exchange. In connection with the Millrose Spin-Off, we plan to contribute to Millrose, in exchange for all outstanding shares of its common stock, a significant portion of our undeveloped, partially developed, and some of our fully developed, land, with an expected total aggregate value between $5.0 billion and $6.0 billion, as well as approximately $1.0 billion of cash. To consummate the Millrose Spin-Off, on January 10, 2025, our Board of Directors ("Board") declared a stock dividend, pursuant to which we will distribute to Lennar’s stockholders of record as of January 21, 2025 approximately 80% of the total outstanding number of shares of Millrose common stock on February 7, 2025. The goal of the Millrose Spin-off is to generally complete our migration to an asset-light operating model by spinning off a significant portion of our land assets from our balance sheet. We expect Millrose to qualify as a real estate investment trust that will acquire and develop land and will deliver fully developed homesites under a land option contract on a just in time basis for Lennar and potentially other homebuilders. Millrose is expected to maintain a business model with a self-sustaining, recycling source of land acquisition and development capital. Millrose is expected to be responsible for paying to develop the undeveloped and partially developed land into homesites up to a certain pre-negotiated budget, with Lennar performing the actual construction work. Lennar will have options to purchase the homesites in accordance with pre-set takedown schedules when Lennar expects to be ready to build homes on them. Millrose is expected to use option exercise proceeds to purchase additional land designated by Lennar or other homebuilders in the future, usually giving Lennar or the other homebuilders options to purchase the land when it is developed.
As a result of the Millrose Spin-Off, both our inventory and our equity will be reduced by the amount of assets contributed to Millrose. However, our balance sheet will remain very strong after the Millrose Spin-Off and we expect to have ample funds with which to pay down debt, issue dividends and repurchase stock.

Millrose has filed with the Securities and Exchange Commission a registration statement on Form S-11 relating to the Millrose Spin-Off, which became effective on January 17, 2025. We expect that the Millrose Spin-Off will be completed by February 7, 2025, the distribution date of the Millrose common stock shares to Lennar’s stockholders, but there is no guarantee that the transaction will be completed on our anticipated timeline.
Pending Acquisition of Rausch Coleman Homes
During the fourth quarter of 2024, we entered into a definitive agreement to purchase Rausch Coleman Homes, a residential homebuilder based in Fayetteville, Arkansas. With this acquisition, we will expand our footprint into new markets in Arkansas, Oklahoma, Alabama, Kansas and Missouri while adding to our existing footprint in Texas, Oklahoma, Alabama and Florida. As previously disclosed in Millrose’s registration statement on Form S-11, in connection with furthering our land light strategy, we intend to assign the purchase of Rausch Coleman's land assets (the “Rausch Land Assets”) to Millrose. Similar to the other land assets that Lennar expects to contribute to Millrose in connection with the Millrose Spin-Off, Lennar expects to enter into options to purchase the developed Rausch Land Assets in accordance with pre-set takedown schedules. We are expecting the acquisition to be completed in our first quarter of 2025.
Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other residential mortgage products primarily to buyers of our homes through our financial services subsidiary, Lennar Mortgage, from locations in most of the states in which we have homebuilding operations. In fiscal year 2024, our financial services subsidiaries provided loans to 84% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy potential purchasers of our homes have access to financing.
During fiscal year 2024, we originated approximately 54,600 residential mortgage loans totaling $19.8 billion, compared to 47,000 residential mortgage loans totaling $17.4 billion during fiscal year 2023. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing-released, non-recourse basis. After the loans are sold, we retain potential liability for claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position. During fiscal year 2024, we also locked interest rates on approximately 54,200 residential mortgage loans totaling $19.5 billion, compared to 46,600 residential mortgage loans totaling $17.2 billion during fiscal year 2023.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or funds from our operating activities. At November 30, 2024, Financial Services had six warehouse residential facilities maturing at various dates through fiscal 2027 with a total maximum borrowing capacity of $3.1 billion including an uncommitted amount of $675 million. We expect the facilities to be renewed or replaced with other facilities when they mature. If they are not renewed or replaced, we would have to find other sources of funding for our mortgage originations, which might include our own funds. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
We have been using new technology to automate portions of our mortgage loan origination process. This new technology has made the mortgage financing process easier for homebuyers and improved the customer experience. This new technology has also enabled us to increase the number of digital closings, with digital document signing and, where legally permitted, digital notarization.
Title, Insurance and Closing Services
We are licensed to provide title insurance, and closing services for residential and/or commercial transactions in 41 states to our homebuyers and others. During fiscal 2024 and 2023, we provided closing services with regard to approximately 82,400 and 74,900, real estate transactions, respectively, in 25 states.
Commercial Mortgage Origination
Our LMF Commercial subsidiary originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. The loans generally are between $5 million and $50 million each. LMF Commercial also originates floating rate loans secured by commercial real estate properties, many of which are in transition, undergoing lease-up, sell-out, renovation or repositioning. In order to finance LMF Commercial lending activities, as of November 30, 2024, LMF Commercial had two warehouse repurchase financing agreements maturing at various dates from 2025 through fiscal 2026 with commitments totaling $300 million. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
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
Each of the investments listed above is reflected in our financial statements at market value, with changes to the fair values of those investments generating gains or losses on our financial statements. At November 30, 2024, the book value of our investment in strategic technology investments was $587.1 million and is included in our Lennar Other segment.
For additional information about our investments in strategic technology investments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Multifamily Operations
Our Multifamily business has been engaged in the development of multifamily communities since 2011. Initially, the Multifamily business almost exclusively participated in shorter-duration joint ventures that built multifamily communities with the intention of selling them soon after they were built, and in most cases after they were substantially occupied. However, the Multifamily business now manages, and owns interests in, longer-duration funds that build multifamily communities with the intention of retaining them as rental income-generating assets. At November 30, 2024, Multifamily had interests in, and was managing, three funds and 23 joint ventures.
From inception through November 30, 2024, the Multifamily business has capitalized and developed 123 multifamily residential communities with approximately 37,100 rental units across 20 states throughout the United States. The communities developed by the Multifamily business include a diversified mix of conventional garden, mid-rise and high-rise multifamily properties in urban and suburban locations near major employment centers. Most communities offer residents a mix of studio, one, two, and three-bedroom homes.
As of November 30, 2024, funds and ventures managed by Multifamily had a pipeline of 57 potential future developments, which were owned, under contract or subject to letters of intent, totaling approximately $6.5 billion in anticipated development costs across several states.
Multifamily has co-investments in all the funds and ventures it manages, and receives returns on these investments. In addition, it has carried interests in the funds or ventures it manages, and receives distributions with regard to those carried interests.
Lennar Multifamily Venture Fund I (“LMV I") is a long-term multifamily development investment vehicle involved in the development, construction and property management of class-A multifamily assets. As of November 30, 2023, there were 38 rental operation projects in LMV I. During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of the individual rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. We recognized a net gain of $211.5 million on the sale of these rental operation projects which was recorded as equity in earnings (losses) in the condensed consolidated statement of operations and received net cash distributions of $199.5 million. The remaining LMV I rental operation projects are expected to be monetized in the near term.
Single-Family Home Rentals
In December 2020, Lennar formed the Upward America Venture, LLC (“Upward America”), which (a) acquires communities of single-family rental properties (including townhomes, duplexes and condominium buildings developed or acquired for rental purposes), and (b) leases and manages homes in those communities. Lennar subsidiaries are the manager and the general partner of Upward America. The investment period for Upward America closed in 2024, reducing the equity commitments from investors from $1.6 billion to $1.0 billion. As of November 30, 2024, institutional investors and Lennar had committed $1.0 billion to Upward America, part of which was used to reduce an initial commitment Lennar had made from $225 million to $78.1 million. Proceeds of commitments by other investors may be used to redeem more of Lennar’s ownership, but Lennar has agreed not to reduce its ownership below $50 million.
As owner of the general partner of Upward America, Lennar has the right to receive, in addition to distributions regarding its own commitments, distributions based on the amounts by which returns to limited partners exceed specified amounts (i.e., carried interests). As the manager of Upward America, Lennar receives management and acquisition fees. Lennar subsidiaries may also receive fees for property management, leasing, construction management and other services that they render through subcontractors. In April 2024, Upward America entered into a joint venture agreement and property management agreement with Invitation Homes. In addition, Lennar engaged Invitation Homes to provide certain asset management services for the Upward America Venture.
At November 30, 2024, Upward America had purchased 4,697 homes in 103 communities across 19 metropolitan statistical areas for a total purchase price of $1.2 billion (an average price of $258,000 per home) and disposed of 92 homes for a total sales price of $26.0 million (an average price of $283,000 per home). The Limited Partnership Agreement of Upward America gives Upward America the right to purchase from Lennar for their appraised value all homes or communities that are purpose built by Lennar for single-family home rental. Upward America also is free to purchase homes from homebuilders other than Lennar or to purchase previously occupied homes. Initially all the homes purchased by Upward America were purchased from Lennar, but subsequently, Upward America began purchasing homes from multiple homebuilders. At both November 30, 2024 and 2023, approximately 6% of the homes owned by Upward America were built by homebuilders other than Lennar.
Five Point Holdings, LLC
We own an indirect approximately 40% interest in FivePoint, which is a publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and San Francisco Shipyard/Candlestick Point). We sometimes purchase properties from FivePoint for use in our homebuilding operations. We have no active role in the management of FivePoint, except that since August 2021 our Executive Chairman and Co-Chief Executive Officer has been the non-employee Executive Chairman of the Board of Directors (but not the chief executive officer) of FivePoint. As of November 30, 2024, the carrying amount of our investment in FivePoint was $470.8 million.
Rialto Fund Investments
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC ("Rialto"), that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018. However, we retained the right to share in carried interest distributions from some of the funds and other investment vehicles Rialto manages. We also retained limited partner investments in several Rialto funds and investment vehicles that totaled $140.1 million as of November 30, 2024.
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
•Low-VOC paint that reduces pollution with less odor and hazard;
•  WaterSense® faucets that reduce water flow without sacrificing performance;
•  Low-E windows that reduce infrared and ultraviolet light coming into the home, make homes cooler, and reduce damage to furnishing; and
•  Energy Star® appliances that reduce energy consumption.
In addition, our home design and engineering work optimizes efficient use of building materials and reduces construction waste.
We also believe in the value of clean energy from solar power, which is why we formed our own captive solar power company in 2013. In 2021, we sold our SunStreet solar operations to Sunnova, a leading national residential solar company, in exchange for stock in the company. We consistently seek opportunities to integrate solar power where it provides great value for our homebuyers.

Human Capital Management
Diversity, Equity and Inclusion; Talent Management and Leadership Development
Our associates (i.e., employees) are our most valuable asset, and we are committed to supporting each associate’s unique career journey. We were built on a culture of inclusivity and a conscious focus on the associate experience, bringing together the best talent to drive success as part of our “Lennar family.” We believe having an inclusive work environment, where everyone has a sense of belonging, not only drives engagement but fosters innovation, which is critical to driving growth. Our “Everyone’s Included” mantra relative to inclusion and diversity within our company anchors our unique culture.
Our success starts and ends with having the best talent, and, as a result, we are focused on attracting, developing, engaging and retaining our associates. We understand the importance of balance, and offer associates a competitive and comprehensive benefits package, including paid parental leave and resources for whole-self well-being (physical, social, and financial).
Health and Safety
We are committed to the health and safety of our associates and trade partners. We hired a full-time Chief Medical Officer in early 2020 at the beginning of the COVID-19 pandemic. Our experienced teams adapted quickly to changes in safety protocols to protect our associates, trade partners and homebuyers, and we have continued these protocols even after the COVID-19 pandemic receded. We are also committed to worker safety and regulatory compliance, and among other things, require that office associates with oversight of construction and associates who work in the field take additional safety courses. Our Board and its Audit Committee regularly review the results of OSHA visits and other safety-related information to ensure that we are successfully managing and improving our safety program.
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
At November 30, 2024, we employed 13,265 individuals of whom 10,653 were involved in the Homebuilding operations, 2,066 were involved in the Financial Services operations and 546 were involved in the Multifamily operations, compared to November 30, 2023, when we employed 12,284 individuals of whom 9,622 were involved in the Homebuilding operations, 1,792 were involved in the Financial Services operations and 870 were involved in the Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions. We believe our overall relations with our workforce are healthy.
We are firmly committed to providing equal employment opportunities for all applicants and employees. Our Code of Business Ethics and Conduct prohibits discrimination on the basis of a person’s race, color, religion, sex, sexual orientation, gender identity or expression, national origin, disability, veteran status, genetic information, or any other legally protected status.
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased or continued high interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; the possibility that increased tariffs will increase the cost of production materials; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of the Company's investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land lighter strategy and our planned spin-off; problems exercising options to purchase homesites; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the potential negative impact to our business of public health issues; possible unfavorable outcomes in legal proceedings; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; becoming unable to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; harm to our business from information technology failures and data security breaches; new laws or regulatory changes that adversely affect the profitability of our businesses (including changes in tax laws or liabilities); our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
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
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, inflation, interest rates, changes in stock market valuations, consumer confidence, consumer income, housing demand, availability and cost of financing for homebuyers, availability and prices of new homes compared to those of previously occupied homes, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. Currently, potential purchasers of our homes are being affected by inflation and continued high interest rates, both of which increase what homebuyers have to pay for new homes.
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
Our strategies for our core homebuilding and mortgage finance businesses, and any related initiatives or actions, may not be successful. Principal among our current strategies is continuing to reduce the inventory of land we own (i.e., to become a land lighter company), and to control a greater portion of the land we expect to use through options or other contractual arrangements, including through the proposed Millrose Spin-Off. We cannot provide assurance that this strategy, or other strategies we will follow, will increase our value. It is possible that the land lighter or other strategies will reduce, rather than increase, the value and profitability of our core businesses.
The market for new homes is cyclical, and a continuing downturn in the homebuilding market could adversely affect our operations.
The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, product affordability, availability of financing, inflation, and interest rate levels. As a result, over the years, demand for new homes has been cyclical, with multi-year periods of high demand followed by multi-year periods of low demand. During fiscal 2024 and 2023, a number of our markets experienced significant softening that required us to make substantial price reductions in order to maintain a steady sales pace. It is possible that a continued market weakness could result in a further decline in demand for new homes with resulting price reductions which could require write downs in the carrying value of our land inventory and write offs of costs of land purchase options we decide not to exercise.
Inflation could adversely affect our profitability.
Weaker demand has precluded us from raising home prices enough to keep up with the rate of inflation, which has reduced our profit margins. In addition, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. Inflation may also accompany higher interest rates, which could adversely impact potential buyers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. We are taking steps that we hope will enable us to maintain acceptable operating margins in fiscal 2025. However, it is possible that those steps will not be successful, and that a combination of inflation and reduced demand for new homes driven by an increase in mortgage interest rates will continue to adversely affect our profitability.
Further increase in mortgage interest rates could reduce potential buyers’ ability or desire to obtain financing with which to buy homes.
Housing has been considerably impacted by the more than doubling of mortgage interest rates in 2022 and 2023, and small decreases in 2024. When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build.
A decline in prices of new homes could require us to write down the carrying value of land we own and to write off option costs.
We are constantly purchasing land, or acquiring options to purchase land, for use in our homebuilding operations. The value of land suitable for residential development fluctuates depending on local and national market conditions and other factors that affect demand for new homes. When demand for homes fell during the 2007-2010 recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, which required us to forfeit deposits and write-off pre-acquisition costs. Although we have reduced our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write-downs of the carrying value of our land inventory and write-offs costs relating to decisions not to exercise land purchase options.
Current and threatened international conflicts could affect demand for the homes we build.
There currently are ongoing conflicts involving Ukraine and Israel. While we do not acquire essential components of the homes we build from either of those countries and while as of November 30, 2024, neither of these conflicts has had a material direct impact on our consolidated financial performance, those and other possible conflicts have already led and could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. In addition, the closure of or limitation on the use of significant shipping routes as a result of these and related conflicts may result in interruptions to the supply of certain key raw materials that are used in products which we incorporate in the homes we build, increasing their cost. International conflicts also may lead potential homebuyers to decide not to invest in new homes at this time, which could have a material impact on our business operations and financial performance.

Our results of operations and financial condition may be adversely affected by public health issues, and resulting governmental actions
The United States has experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The extent to which public health issues impact our results will depend on future developments, which cannot be predicted. If a contagious disease causes significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows could be materially adversely impacted.
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
Financial Services. Our Financial Services residential and commercial lending businesses compete with other residential and commercial mortgage lenders, including national, regional and local banks and other financial institutions. Mortgage lenders who have greater access to low-cost funds, superior technologies or different lending criteria than we do may be able to offer more attractive financing to potential customers than we can.
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
Additionally, the cost of insurance has increased significantly in recent years. Also, the coverage offered and the availability of general liability insurance for construction defects is currently limited and policies that can be obtained often include exclusions based upon past losses those insurers suffered as a result of use of defective materials in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us against all the costs we incur. This increase in cost and limitation in coverage has also increased our self-insured retentions and decreased our total coverage. It is possible in the future that insurance would not be available at commercially reasonable rates. Even when insurance is available, the high cost of insurance has recently led us to self-insure against some risks .
Excessive health and safety incidents relating to our operations could be costly to us.
Land development and construction are inherently dangerous. While safety is a priority on our land development and construction sites, we cannot always control the way work is performed by subcontractors, including whether they comply with laws and regulations designed to maximize the safety of construction workers. Failures in health and safety performance on our worksites may result in penalties for non-compliance with relevant regulatory requirements and in our subcontractors having difficulty attracting the workers they need as well as in a negative impact to our reputation.
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
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it (or when it is acquired by Millrose or another land banking entity), these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, and taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur increased pre-construction costs and it may take longer for us to recover those costs.
Increased interest rates could increase our cost of building homes.
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2024, we had a $2.9 billion revolving credit facility with a group of banks (the "Credit Facility"), which had an accordion feature that could increase it to $3.5 billion. We also had warehouse borrowing facilities totaling $3.4 billion to support our residential and commercial mortgage lending activities. The interest on borrowings under the Credit Facility is at rates based on prevailing short-term rates from time to time. In 2022 and 2023, the Federal Reserve steadily raised benchmark interest rates and the Federal Reserve did not begin reducing benchmark interest rates until well into 2024. At November 30, 2024, we had no borrowings under our Credit Facility. However, if in the future we have a need for significant borrowings under our Credit Facility and interest rates continue be high, that would increase the cost of the homes we build, which either would make those homes more expensive for homebuyers, which is likely to reduce demand, or would lower our operating margins, or both.
Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We usually have received a deposit from our homebuyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the homebuyer’s inability to obtain mortgage financing, the homebuyer's inability to sell their current home or our inability to complete and deliver the home within the specified time. With the increase in interest rates, we have experienced an increase in cancellation rates. If there is a weakening of the housing market, or if mortgage financing becomes less available or more expensive than it currently is or is expected to be more homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
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
We could be hurt if land banks are not able to raise investor funds needed to enable them to supplement land acquisitions by Millrose.
We formed and intend to spin off Millrose to make it a recycling source of land acquisition funding. However, Millrose will not have the capacity to provide all the land acquisition funding we require, and Millrose’s policies will limit its acquisitions to land we expect to use within five years. We will look to traditional land banks to acquire at least some of the land that Millrose will not or cannot acquire. Most land banks are funds that use financial investor capital to finance land acquisitions. If returns to investors in land banks are not sufficient to attract investor funds and land banks are not able to identify alternative sources of funding, we would no longer have access to land banks. This could significantly impair our ability to carry out our strategy of reducing our inventory of owned land.
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
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. Our insurance may not cover business interruptions or losses resulting from these events and our results of operations could be adversely affected by these events. Additionally, natural disasters and severe weather conditions may increase the cost of homeowner's insurance or create difficulties in obtaining homeowners’ insurance at all, which could reduce the number of potential buyers who can afford, or are willing, to purchase homes we build in affected areas. For example, the incidence of large wildfires in California has substantially increased in recent years and the risk of future wildfires is expected to increase. The housing markets in areas affected by California’s recent wildfires have been adversely affected by increased insurance costs and difficulties in obtaining homeowners’ insurance, which we expect to be exacerbated by the recent wildfires in Los Angeles.
If our homebuyers are not able to obtain suitable financing, that would reduce demand for our homes and our home sales revenues.
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from our Financial Services segment, others obtain mortgage financing from banks and other independent lenders. Disruptions in the mortgage markets or increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, making it difficult for them to purchase our homes. Among other things, changes made by Fannie Mae, Freddie Mac, Ginnie Mae and FHA/VA in recent years to sponsored mortgage programs, as well as changes made in recent years by private mortgage insurance companies, have reduced the ability of a number of potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae, Freddie Mac and Ginnie Mae, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae, Freddie Mac and Ginnie Mae were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.
Changes in tax laws could increase the cost of owning a home.
Currently, there are significant income tax benefits from owning a home, including deductibility of all or some interest on mortgage loans incurred to finance home purchases and the deductibility of property taxes, subject to certain limits. If federal or state tax laws are changed to eliminate or reduce any of these income tax benefits or if personal income or property tax rates were to increase, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, with a resulting adverse effect on our revenues.

Our Financial Services segment can be adversely affected by reduced demand for our homes.
100% of the residential mortgage loans made by our Financial Services segment in 2024 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes or an increase in the mortgage financing obtained by homebuyers from lenders other than our Financial Services segment would adversely affect the revenues of this aspect of our business.
If our ability to sell residential mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in loans we originate.
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
Financing Risks
Failure to comply with the covenants and conditions imposed by our lenders could restrict future borrowing or cause our debt to become immediately due and payable.
The agreement governing our Credit Facility (the "Credit Agreement") makes it a default if we fail to pay principal or interest when it is due (subject, in some instances, to grace periods) or to comply with various covenants, including covenants regarding financial ratios. In addition, our Financial Services residential mortgage companies and our LMF Commercial mortgage lending group have warehouse facilities to finance their mortgage lending. If we default under the Credit Agreement or our warehouse facilities, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in the capital markets or otherwise, and restrict our ability to obtain financing in the future. In addition, if we default under the Credit Agreement or our warehouse facilities, it could cause the amounts outstanding under our senior notes to become immediately due and payable, which would seriously adversely impact our consolidated financial condition.
We have a substantial level of indebtedness, which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of November 30, 2024, we had outstanding senior notes which we had sold into the capital markets over a number of years totaling $2.0 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. We reduced our outstanding senior notes during fiscal 2024 by $554.0 million, but we still have a significant amount outstanding. Sales of senior debt into the capital markets was historically a significant source of funding for our operations and acquisitions. Our level of indebtedness exposes us to a number of risks, including:
•We may be more vulnerable to volatility within the capital market, general adverse economic and homebuilding industry conditions;
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. Historically, a substantial portion of our access to capital has been through the issuance of senior notes, of which we have approximately $2.0 billion outstanding, net of debt issuance costs, as of November 30, 2024. Among other things, we have often relied on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
During 2025, we will have to replace or renew a total of $3.4 billion of warehouse lines used by Financial Services, including LMF Commercial, as they mature. We expect these facilities to be renewed or replaced with other facilities when they mature. If we are unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment, which would have an impact on our financial results.
An inability to obtain performance bonds or post letters of credit could adversely affect our operations.
We often are required to provide surety bonds to secure our performance of obligations under construction contracts, development agreements and other arrangements. At November 30, 2024, we had outstanding surety bonds of $5.1 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities to which they relate are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by unwillingness of insurance companies to issue performance bonds for construction and development activities. If we were unable to obtain surety bonds when required, our operations could be adversely affected.
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
During the past several years, the U.S. government has imposed new, or increased existing, tariffs on an array of imported materials and products that are used in the homes we build, including lumber, steel, aluminum, solar panels and washing machines, which increases the costs of those items. The tariffs that have been imposed or increased have impacted our construction costs and caused disruptions in our supply chains. In addition, President Trump has expressed a desire to impose substantial new or increased tariffs. Any widespread imposition of new or increased tariffs could increase the cost of, and reduce the demand for, homes we build and any cost increases will either require us to increase prices or negatively impact our profit margins. New or increased tariffs could also negatively affect U.S. national or regional economies, which could affect the demand for the homes we build.
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
Risk Related to Planned Spin-Off
The Millrose Spin-Off of much of our land assets may not occur on the timeline we expect or at all and we may not realize some or all of the expected benefits from this transaction even if completed.
We previously announced that we expect to spin off a significant portion of our land assets from our balance sheet through the spin-off of Millrose. Millrose has filed a registration statement on Form S-11 with the Securities and Exchange Commission, which became effective on January 17, 2025, and our Board declared a special stock dividend to effect the Millrose Spin-Off to Lennar stockholders of record as of January 21, 2025, with a distribution date of February 7, 2025. However, the completion of the Millrose Spin-Off remains subject to the satisfaction of a number of conditions, including the execution of certain agreements relating to the Millrose Spin-Off and other customary conditions, some of which will not occur until shortly prior to the distribution date. The failure to satisfy all of the required conditions, as well as other factors outside of our control, including general economic and market conditions, could delay the completion of the Millrose Spin-Off relative to the anticipated timeline or prevent it from occurring. Any delay in the completion of the Millrose Spin-Off or any change to the anticipated terms of the transaction could reduce the expected benefits of the transaction or delay the time at which such benefits are realized. There can also be no assurance that the anticipated benefits of the transaction will be realized if the Millrose Spin-Off is completed, or that the costs will not exceed the anticipated benefits.
In addition, whether or not the Millrose Spin-Off is ultimately completed, we have incurred, and expect to continue to incur, costs associated with the planned transaction and the pendency of the planned transaction has imposed and may continue to impose challenges on us, including the diversion of management and employee time on matters relating to the proposed transaction while continuing to operate in the ordinary course of business.
If the planned Millrose Spin-Off is completed, Millrose may fail to perform under various transaction agreements that we expect to enter into in connection with the Millrose Spin-Off and our homebuilding operations could be seriously disrupted if Millrose refused to honor purchase options it is expected to grant us.
If completed, in connection with the Millrose Spin-Off, we expect to enter into a number of agreements with Millrose, pursuant to which Millrose will provide Lennar with land acquisition and horizontal development financing solutions. We would rely on Millrose to satisfy its performance and payment obligations under these agreements. If Millrose were unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses.
In particular, if the planned Millrose Spin-Off is completed, we expect to transfer a significant portion of our inventory of undeveloped and partially developed land, as well as some finished homesites, to Millrose, which would be an independent, externally managed, publicly traded company. In addition, if the planned Millrose Spin-Off is completed, we expect that in the future we will do a number of our land acquisitions through arrangements under which Millrose will acquire land we specify and grant us options to purchase the land when it is developed into finished homesites. That land is and would be essential to our homebuilding operations, and we expect to have options that would give us access to that land when it is developed into finished homesites. We also expect that our options and other agreements with Millrose would contain provisions requiring Millrose to deliver homesites to us even if it is disputing our right to exercise options. However, if Millrose were to refuse to honor option exercises despite requirements that it honor them, that could delay or prevent us from building and delivering homes, while we try to get courts to require Millrose to deliver homesites to us. Even if we were to succeed in any legal proceedings against Millrose, there is no guarantee that a court would compel Millrose to deliver the homesites to us. Monetary damages may not be sufficient for us to fully recoup our losses, particularly if we have contracts with homebuyers with respect to the disputed homesites, and we would not be able to satisfy our obligations with respect to those contracts. Any loss of access to our homesites could injure both our revenues and our reputation as a reliable homebuilder.
If the planned Millrose Spin-Off is completed, we may lose access to the land or homesites we would contribute to Millrose or that Millrose acquires in the future pursuant to our specifications in the event of lender foreclosures or bankruptcy proceedings.
If the planned Millrose Spin-Off is completed, Millrose will be an independent, publicly traded company, and in the future may enter into various “secured financing arrangements,” which may include but are not limited to secured or collateralized loans, or any other transactions where assets may be pledged or used as collateral to secure the financing instrument. In connection with these arrangements, Millrose would have the right to pledge or use as collateral the inventory of land assets we would transfer to them in connection with the Millrose Spin-Off and the land assets that Millrose acquires in the future pursuant to our specifications. If Millrose were to default under these arrangements, the lenders of these arrangements may foreclose on these assets. Similarly, if Millrose were become subject to bankruptcy or insolvency proceedings, Millrose may forfeit its assets, including these assets, to any and all creditors or creditors may reject our purchase options in bankruptcy. If we were unable to successful protect our purchase options, buy the applicable assets directly from the lenders or otherwise retain access to these assets, that could delay or prevent us from building and delivering homes and cause us significant harm.
Risks Related to Ownership of our Stock
We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.
Stuart Miller, our Executive Chairman and Co-Chief Executive Officer, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 40% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller may be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.
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
The trading price for our Class A common stock and our Class B common stock may continue to be volatile.
The trading price of our stock has at times experienced significant volatility and may continue to be volatile. In addition to the factors discussed in this report, the trading prices of our Class A common stock and our Class B common stock have fluctuated, and may continue to fluctuate widely, in response to various factors, many of which are beyond our control, including, among others, developments in our industry, the activities of our peers and changes in broader economic and political conditions and policies in the United States and around the world. These broad market and industry factors could harm the market price of our Class A common stock and our Class B common stock, regardless of our actual operating performance.
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
In the ordinary course of our business, we are subject to legal claims by homebuyers, borrowers against whom we have instituted foreclosure proceedings, persons with whom we have land purchase contracts and a variety of other claimants. We establish reserves against legal claims and we believe that, in general, the outcome of legal claims will not have a material adverse effect on our business or financial condition. However, if the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, the need to pay those amounts could have an adverse effect on our results of operations for the periods when we are required to make or accrue the payments.
We could be subject to unexpected tax liabilities.
We have provisions and reserves for taxes that we believe are sufficient to reflect our future tax obligations. However, it is possible that a taxing authority will successfully assert that we owe taxes that we do not believe that we owe and for which we do not have a provision or reserves. If the additional taxes are material, they could adversely affect our income tax provision and, consequently, our operating results and financial condition, in the period in which we determine we need an additional provision or reserves.
Information technology failures and data security breaches could harm our business.
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. These IT systems, like those used by most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, these IT systems, like those of most companies, are subject to the possibility of computer viruses or other malicious codes, and to security breaches, cyber incidents, ransomware attacks or phishing-attacks. Cyber intrusion efforts are becoming increasingly frequent and sophisticated, including as a result of the use of artificial intelligence, and it is possible that any controls we or third parties have installed could at some time be breached in a material respect. While, to date, we have not had a cybersecurity disruption, failure, breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber-incident, that could result in remediation or service restoration costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value. We may be required to incur significant costs to protect against damages caused by information technology failures or security breaches (including through the provision of insurance).
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we and the third parties we work with collect and retain personally identifiable information (e.g., information regarding our customers, suppliers and employees), and our customers, suppliers and employees have an expectation that we will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of the personally identifiable information we [or third parties] maintain, or of our data, by cyber-criminals or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation. We may be required to incur significant costs to protect against damages caused by the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase, including through the provision of insurance
International activities subject us to risks inherent in international operations.
We historically have sold significant numbers of homes in communities in the United States to people who are not residents of the United States, and some large investors in our multifamily development and single-family rental funds and ventures are located outside the United States. Dealings with people or institutions located outside the United States create risks related to currencies and to political affairs in various countries. In some instances, the U.S government may review the possible effects of investments by non-U.S. entities on U.S. national security. We must also be careful to comply with U.S. anti-corruption laws. Also, we have to be aware of tax issues involved in doing business outside the United States or with people who are not residents of the United States, both under U.S. tax laws and under the tax laws of the countries in which we do business or in which the non-residents reside.
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
We have made investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry. Our investments in Blend, Hippo, Opendoor, SmartRent, Sonder, and Sunnova, all of which have publicly traded shares of common stock are carried on our books at their fair values, which will change depending on the value of the Company’s shareholdings on the last day of each quarter. As a result, our net earnings could be significantly affected by mark-to-market gains or losses on our investments.
Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from many members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and increase the frequency and severity of natural disasters. Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted, and are likely to continue to result, in restrictions on land development in certain areas and increased energy, transportation and raw material costs. We have tried to reduce the effect of the homes we build on the climate by installing solar power systems and energy saving devices in many of those homes. Nonetheless, governmental requirements directed at reducing effects on climate could cause us to incur expenses that we cannot recover or that will require us to increase the price of homes we sell to the point that it affects demand for those homes.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Information about our Executive Officers
The following individuals are our executive officers as of January 23, 2025:

Name	Position	Age
Stuart Miller	Executive Chairman and Co-Chief Executive Officer	67
Jonathan M. Jaffe	Co-Chief Executive Officer and President	65
Diane J. Bessette	Vice President and Chief Financial Officer	64
Mark Sustana	Vice President, General Counsel and Secretary	63
David Collins	Vice President and Controller	55
Mr. Miller has served as our Executive Chairman since April 2018 and as our Executive Chairman and Co-Chief Executive Officer since September 2023. Mr. Miller served as our Chief Executive Officer from 1997 to April 2018 and as our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves as non-employee Executive Chairman of the Board of Directors of Five Point Holdings, LLC and served as a member of the Board of Directors of Doma Holdings, Inc. from 2019 to 2024.
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
Ms. Bessette has served as our Chief Financial Officer since April 2018 and as a Vice President since 2000. Ms. Bessette initially joined us in 1995 and served as our Controller from 1997 to 2008 and as our Treasurer from February 2008 to April 2024. Ms. Bessette is a member of the Board of the Miami Branch of the Federal Reserve Bank of Atlanta.
Mr. Sustana has served as Vice President since April 2018, and as our Secretary and General Counsel since 2005.
Mr. Collins joined us in 1998 and has served as a Vice President since January 2021, and as our Controller since February 2008.

Item 1C.    Cybersecurity.
Risk Management and Strategy
We rely extensively on information technology (“IT”) systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. These systems, like those used by most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, these IT systems, like those used by most companies, are subject to the possibility of computer viruses or other malicious codes, and to security breaches, cyber incidents, ransomware attack or phishing-attacks. Cybersecurity is an integral part of risk management at our Company, and we maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats, which is part of our overall risk management system and processes.
We have installed and continually upgrade an array of protections against cyber-intrusions. Our cybersecurity risk management processes are based upon the National Institute of Standards and Technology (NIST) Cybersecurity Framework, as well as various other regulatory requirements and industry-specific standards. We implement risk-based controls to protect our information, the information of our customers, suppliers, and other third parties, our information systems, our business operations, and our products and related services. These controls include multifactor authentication on all critical systems, firewalls, encryption, anti-virus protections, intrusion detection and prevention systems and identity management systems. We provide mandatory cybersecurity awareness training of threats to associates at least annually and routinely deploy simulated phishing tests to increase security awareness.
Our IT team regularly tests our controls through penetration testing, vulnerability scanning, internal compliance assessments, threat-hunting operations and attack simulation.
Additionally, in connection with our cybersecurity risk management processes, from time to time, we engage independent third parties to assess our cybersecurity program and to assist us with defining our cybersecurity strategy, uplifting our processes and aligning our objectives. Outside counsel has also advised the Board about legal obligations in managing cybersecurity issues and risks.
We maintain a cybersecurity incident response plan, which provides a framework for handling cybersecurity incidents based on, among other factors, the potential severity of the incident and facilitates cross-functional coordination across the Company. We also conduct “tabletop” exercises, including exercises facilitated by third parties, during which we simulate cybersecurity incidents to ensure that we are prepared to respond to such an incident and to highlight any areas for potential improvement in our cybersecurity incident response plan. These exercises are conducted at both the technical level and senior management level and have included participation by members of our Board.
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party service providers, including through due diligence of such providers’ cybersecurity practices, contractual obligations to operate their IT systems in accordance with certain cybersecurity standards and ongoing monitoring.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations and financial condition.
Governance
Management
Our Chief Technology Officer (“CTO”) is responsible for assessing and managing our material risks from cybersecurity threats. We have also established a cross-functional Cyber Steering Committee, which includes our CTO, Chief Information Security Officer (“CISO”), General Counsel, certain business leaders on a rotating basis and representatives of human resources and communications. The CISO, supported by inputs from the CTO team leads, delivers quarterly updates to the Committee on key risks and overall security program posture, as well as monthly strategic updates to the CTO on high visibility and key action items. Our CTO regularly reports to our Board and the Audit Committee.
Our CTO has served in this role since 2023 and has over 25 years of experience in the technology industry. Prior to his current role, he served as the CTO of Tyson Foods and before arriving at Tyson, he was the Chief Information Officer at Hewlett Packard, and then CIO at Hewlett Packard Enterprise.
Board of Directors
Our Audit Committee is responsible for the oversight of cybersecurity risks and receives a cybersecurity report from our CTO at least quarterly, and more often as needed, including in the event of a significant cybersecurity incident. The report includes information regarding the nature of threats, defense and detection capabilities, incident response plans and associate training activities. Our Board retains responsibility for the oversight of our overall risk management systems and processes and is briefed our CTO on cybersecurity risks on a quarterly basis.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2024, the last reported sale price of our Class A and Class B common stock on the NYSE was $136.37 and $132.15, respectively. As of December 31, 2024, there were approximately 2,326 and 855 holders of record of our Class A and Class B common stock, respectively.
On January 14, 2025, our Board declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on February 12, 2025 to holders of record at the close of business on January 29, 2025.

The following table provides information about our repurchases of common stock during the three months ended November 30, 2024:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Program (2) (In thousands)
September 1 to September 30, 2024	86,700	$178.67	86,700	3,922,943
October 1 to October 31, 2024	2,244,133	$175.38	2,243,114	3,529,542
November 1 to November 30, 2024	673,230	$167.81	670,186	3,417,075
(1)Includes shares of Class A and Class B common stock withheld by us to cover withholding taxes due with market value approximating the amount of withholding taxes due.
(2)In January 2024, our Board authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5.0 billion in value of our outstanding Class A or Class B common stock. This authorization was in additions to what was remaining of our March 2022 stock repurchase program. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.
The information required by Item 201(d) of Regulation S-K relating to equity compensation plans is provided in Item 12 of this Report.
Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2019 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2019=$100)

$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Lennar Corporation
Dow Jones U.S. Home Construction Index
Dow Jones U.S. Total Market Index

	2019	2020	2021	2022	2023	2024
Lennar Corporation	$100	128	180	153	226	312
Dow Jones U.S. Home Construction Index	$100	124	169	138	200	286
Dow Jones U.S. Total Market Index	$100	119	151	134	152	204
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

Outlook
As the fourth quarter of fiscal 2024 began, we expected affordability to ease with the reduction in interest rates by the Fed, and we priced accordingly, however, mortgage rates climbed approximately 100 basis points instead of falling. We saw sales stall at then-existing price and incentive levels, which required us to increase incentives, provide interest rate buy-downs and adjust prices to stimulate sales and avoid inventory build-up. As a result, we have moderated our expectations for margins and sales in the first quarter of fiscal 2025, as the market adjusts and stabilizes.
A combination of wavering consumer confidence and elevated acquisition costs dampened customers’ desire and ability to transact. In addition, inflation and interest rates have hindered the ability of the average family to accumulate a down payment or qualify for a mortgage. Higher interest rates have curtailed the normal move up homebuyer as families expand and need more space. However, strong employment often goes hand-in-hand with a strong housing market, and we expect broad-based demand to resume as rates stabilize or even moderate, releasing pent-up demand against short supply.
Tariffs and immigration have recently been added to the list of concerns confronting the homebuilding industry. Our early evaluation suggests that steps we took in the past several years to move supply into the United States will reduce our exposure to the effect of increased tariffs. The likely effects of reduced immigration and possible widespread deportations are more difficult to predict. We feel confident that similar to the supply chain disruptions during the pandemic, we will be able to work with our local trades and national manufacturers to find the most effective solutions due to our Builder of Choice position with consistent high volume and a focus on production efficiencies.
We continue to believe in the two core parts of our operating strategy:
The first is our focus on matching production with sales pace. Even though our execution in the fourth quarter was challenged by the unexpected change in the direction of interest rates, we were able to adjust incentives and pricing sufficiently to prevent our inventory of finished homes from significantly spiking. We are currently focused on accelerating sales volume in order to correct the sales miss that we had in the fourth quarter. Of course, the catch-up in sales pace comes at a cost, and that cost is impacting our results of operations and placing additional pressure on margin in the first quarter of 2025. We have been able to solve the community count shortfalls of the past and ended the year with 1,447 communities, which was 15% higher than the prior year. Our community count positions us to drive the volume we expect at lower absorption rates as we enter 2025. We expect lower absorption rates to put less stress on our margin over time.
The other core part of our operating strategy is our migration from a company with a large inventory of undeveloped and partially developed land to a land-light model where we purchase land on a just-in-time basis. In the fourth quarter of 2024, we had land purchases of $2.1 billion, but 80% of these were finished homesites on which vertical construction can soon begin. This lowers our asset base and our risk profile and will continue to be an intense focus for us.
The last major step to complete our land-light strategy will be the spin-off of Millrose Properties, Inc., to which we expect to transfer approximately $5 billion to $6 billion of undeveloped and partially developed land, subject to option agreements to repurchase the land as it is developed into finished homesites, and approximately $1 billion in cash. Because Millrose, unlike investor-financed land banking funds, is designed to be able to reinvest proceeds of homesite purchases in new land acquisition and development arrangements, we expect it to be a long-term, reliable source of land acquisition and development financing for Lennar and other homebuilders. As previously disclosed in Millrose’s registration statement on Form S-11, in connection with the Millrose Spin-Off, we are coordinating a post-spin off transaction with Millrose, which has already been approved by the current Millrose Board of Directors and which we expect will be ratified by the independent Millrose Board of Directors that will be appointed immediately prior to the distribution, in connection with our pending acquisition of Rausch Coleman Homes, a residential homebuilder based in Fayetteville, Arkansas (“Rausch Coleman”). The acquisition of Rausch Coleman will result in our expanding into new and desirable markets in Arkansas, Kansas, and Missouri, while growing our existing operations in Texas, Alabama, Oklahoma, and Florida. In this pending acquisition, Lennar will acquire the work-in-process inventory and the operations of Rausch Coleman. We intend to assign the purchase of most of Rausch Coleman’s land assets (the “Rausch Land Assets”) to Millrose. Similar to the other land assets Lennar expects to contribute to Millrose in connection with the Millrose Spin-Off, Lennar expects to enter into options to purchase the developed Rausch Land Assets homesites in accordance with pre-set takedown schedules. We are expecting the acquisition to be completed shortly following the distribution date of the Millrose Spin-Off. We believe that the ongoing relationship with Millrose can facilitate other transactions in an asset-light manner as well.
Looking ahead, we will continue to drive production to meet the housing shortage we know persists across our markets. We believe volume will continue to help reduce cost pressure and as interest rates normalize, pent-up demand will be released, and margins will recover. We are well prepared with a strong and growing national footprint, an increasing community count and higher volume. Our strong balance sheet and even stronger land banking relationships afford us flexibility and opportunity to execute thoughtful growth for our future. We will focus on our manufacturing model and use our strategic land relationships to achieve higher returns on capital and equity.
We will continue to pursue our pure-play business model and reduce exposure to non-core assets. We will be laser focused on our just-in-time homesite deliveries and the resulting asset-light balance sheet. As we complete our asset light transformation, we expect to continue to generate strong cash flow and to return capital to our stockholders through dividends and stock buybacks.
Against the backdrop, we anticipate 17,000 to 17,500 closings in the first quarter of fiscal 2025, with gross margins of 19% to 19.25%, and we expect to deliver between 86,000 and 88,000 homes in 2025, including the impact of the Rausch Coleman acquisition.
Results of Operations
Overview
Our net earnings attributable to Lennar were $3.9 billion, or $14.31 per diluted and basic share in 2024 and $3.9 billion, or $13.73 per diluted and basic share in 2023. Excluding mark-to-market gains of $25.2 million on technology investments, one-time items of $90.0 million in our Multifamily segment and a $46.5 million one-time gain on the sale of a technology investment, net earnings attributable to Lennar in 2024 were $3.8 billion, or $13.86 per diluted share. Excluding mark-to-market losses of $50.2 million on technology investments, a $65.0 million write-off of one of our non-public technology investments and other one-time items, net earnings attributable to Lennar in 2023 were $4.1 billion or $14.25 per diluted share.
Financial information relating to our operations was as follows:

	Year ended November 30, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$33,778,149	—	—	—	—	33,778,149
Sales of land	93,384	—	—	—	—	93,384
Other revenues	34,893	1,109,263	411,537	14,226	—	1,569,919
Total revenues	33,906,426	1,109,263	411,537	14,226	—	35,441,452
Costs and expenses:
Costs of homes sold	26,255,353	—	—	—	—	26,255,353
Costs of land sold	73,802	—	—	—	—	73,802
Selling, general and administrative	2,480,309	—	—	—	—	2,480,309
Other costs and expenses	—	532,079	521,455	79,495	—	1,133,029
Total costs and expenses	28,809,464	532,079	521,455	79,495	—	29,942,493
Equity in earnings (losses) from unconsolidated entities	66,448	—	150,753	(53,102)	—	164,099
Other income, net and other gains	178,842	—	1,800	45,224	—	225,866
Lennar Other unrealized gains from technology investments	—	—	—	25,180	—	25,180
Operating earnings (loss)	5,342,252	577,184	42,635	(47,967)	—	5,914,104
Corporate general and administrative expenses	—	—	—	—	648,986	648,986
Charitable foundation contribution	—	—	—	—	80,210	80,210
Earnings (loss) before income taxes	$5,342,252	577,184	42,635	(47,967)	(729,196)	5,184,908

	Year ended November 30, 2023
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$32,459,129	—	—	—	—	32,459,129
Sales of land	109,963	—	—	—	—	109,963
Other revenues	91,895	976,859	573,485	22,035	—	1,664,274
Total revenues	32,660,987	976,859	573,485	22,035	—	34,233,366
Costs and expenses:
Costs of homes sold	24,900,470	—	—	—	—	24,900,470
Costs of land sold	92,142	—	—	—	—	92,142
Selling, general and administrative	2,231,033	—	—	—	—	2,231,033
Other costs and expenses	—	467,398	573,658	27,681	—	1,068,737
Total costs and expenses	27,223,645	467,398	573,658	27,681	—	28,292,382
Equity in losses from unconsolidated entities	(3,886)	—	(52,073)	(88,651)	—	(144,610)
Other income (expense), net and other gains (losses)	94,251	—	1,595	(65,329)	—	30,517
Lennar Other unrealized losses from technology investments	—	—	—	(50,162)	—	(50,162)
Operating earnings (loss)	5,527,707	509,461	(50,651)	(209,788)	—	5,776,729
Corporate general and administrative expenses	—	—	—	—	501,338	501,338
Charitable foundation contribution	—	—	—	—	73,087	73,087
Earnings (loss) before income taxes	$5,527,707	509,461	(50,651)	(209,788)	(574,425)	5,202,304
2024 versus 2023
Revenues from home sales increased 4% in the year ended November 30, 2024 to $33.8 billion from $32.5 billion in the year ended November 30, 2023. Revenues were higher primarily due to a 10% increase in the number of home deliveries, partially offset by a 5% decrease in the average sales price of homes delivered. New home deliveries increased to 80,210 homes in the year ended November 30, 2024 from 73,087 homes in the year ended November 30, 2023. The average sales price of homes delivered was $423,000 in the year ended November 30, 2024, compared to $446,000 in the year ended November 30, 2023. The decrease in average sales price of homes delivered in the year ended November 30, 2024 compared to the same period last year was primarily due to pricing to market through an increased use of incentives and product mix.
Gross margins on home sales were $7.5 billion, or 22.3%, in the year ended November 30, 2024, compared to $7.6 billion, or 23.3%, in the year ended November 30, 2023. During the year ended November 30, 2024, gross margins decreased primarily because revenue per square foot decreased while land costs increased year over year, which was partially offset by a decrease in costs per square foot due to lower costs of materials as we continued to focus on construction cost savings.
Selling, general and administrative expenses were $2.5 billion in the year ended November 30, 2024, compared to $2.2 billion in the year ended November 30, 2023. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 7.3% in the year ended November 30, 2024, from 6.9% in the year ended November 30, 2023, primarily due to an increase in professional expenses, insurance costs and digital marketing and advertising costs to generate more direct sales.
During the years ended November 30, 2024 and 2023, our homebuilding operating earnings included $164.8 million and $141.2 million of interest income, respectively, due to an increase in cash balances and higher interest rates. During the year ended November 30, 2023, this was partially offset by an impairment of $36.8 million of an investment in a joint venture.
Operating earnings for our Financial Services segment were $574.2 million in the year ended November 30, 2024, compared to operating earnings of $507.1 million in the year ended November 30, 2023.The increase in operating earnings was primarily due to higher lock volume because of an increase in capture rate and deliveries. There was also an increase in profitability from our title business due to higher volume and productivity as a result of continued implementation of technology initiatives.
Operating earnings for the Multifamily segment were $43.0 million in the year ended November 30, 2024, compared to operating loss of $50.6 million in the year ended November 30, 2023. The increase in operating earnings was due to a $179.0 million one-time net gain from the sale of assets in our LMV Fund I, partially offset by a one-time $90.0 million write-down of noncore assets as we focus on monetizing these assets. Operating loss for the Lennar Other segment was $46.9 million in the year ended November 30, 2024, compared to an operating loss of $211.2 million in the year ended November 30, 2023. The Lennar Other operating loss for the year ended November 30, 2024 was primarily related to operating losses from certain strategic investments, which were partially offset by $25.2 million of mark-to-market gains on our publicly traded technology investments and a $46.5 million one-time gain on the sale of a technology investment. Lennar Other operating loss for the year ended November 30, 2023 was primarily due to negative mark-to-market adjustments of $50.2 million on our publicly traded technology investments and a $65.0 million write-off of one of our non-public technology investments.
For the years ended November 30, 2024 and 2023, we had a tax provision of $1.2 billion in each period, which resulted in an overall effective income tax rate of 23.6% and 24.0%, respectively. Our overall effective income tax rate was slightly lower than last year, primarily due to additional tax credits recognized during 2024.
Homebuilding Segments
At November 30, 2024, our Homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Alabama, Florida, New Jersey and Pennsylvania
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint
The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Year Ended November 30, 2024
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins (Loss) on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land (2)	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$8,436,921	6,246,070	26.0%	$1,475,676	10,987	11,415	31,039	69,907	1,599,024
Central	7,617,692	5,959,530	21.8%	1,044,730	2,849	3,485	1,727	30,943	1,083,734
Texas	4,763,692	3,661,661	23.1%	731,095	10,626	2,355	(17)	9,663	753,722
West	12,938,104	10,358,652	19.9%	1,817,049	(4,880)	5,958	5,362	34,381	1,857,870
Other (3)	21,740	29,440	(35.4)%	(26,063)	—	11,680	28,337	33,948	47,902
Totals	$33,778,149	26,255,353	22.3%	$5,042,487	19,582	34,893	66,448	178,842	5,342,252

	Year Ended November 30, 2023
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenues	Costs of Sales of Homes	Gross Margin %	Net Margins (Loss) on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land (2)	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$8,649,328	6,089,864	29.6%	$1,882,032	10,770	29,807	20,165	49,176	1,991,950
Central	7,041,528	5,457,510	22.5%	1,038,400	16,865	25,102	795	23,768	1,104,930
Texas	4,692,906	3,593,759	23.4%	770,817	474	6,823	(5)	10,518	788,627
West	12,052,131	9,722,912	19.3%	1,670,953	(10,288)	14,688	1,453	36,160	1,712,966
Other (3)	23,236	36,425	(56.8)%	(34,576)	—	15,475	(26,294)	(25,371)	(70,766)
	$32,459,129	24,900,470	23.3%	$5,327,626	17,821	91,895	(3,886)	94,251	5,527,707
(1)Net margins (loss) on sales of homes include selling, general and administrative expenses.
(2)For the years ended November 30, 2024 and 2023, gross margins (loss) on sales of land included $5.1 million and $19.9 million of deposit write-offs as we walked away from 6,300 and 10,600 controlled homesites, respectively.
(3)Negative gross and net margins were due to period costs and/or impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	For the Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2024	2023	2024	2023	2024	2023
East	21,325	20,266	$8,623,347	8,805,485	$404,000	434,000
Central	19,084	16,809	7,617,693	7,041,528	399,000	419,000
Texas	18,844	16,591	4,763,692	4,692,906	253,000	283,000
West	20,914	19,388	12,938,104	12,052,131	619,000	622,000
Other	43	33	21,739	23,236	506,000	704,000
Total	80,210	73,087	$33,964,575	32,615,286	$423,000	446,000
Of the total homes delivered listed above, 383 homes with a dollar value of $186.4 million and an average sales price of $487,000 represent home deliveries from unconsolidated entities for the year ended November 30, 2024, compared to 340 home deliveries with a dollar value of $156.2 million and an average sales price of $459,000 for the year ended November 30, 2023.
Sales Incentives (1):

	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenues
	Years Ended November 30,
	2024	2023	2024	2023
East	$53,000	33,800	11.6%	7.2%
Central	41,500	34,800	9.4%	7.7%
Texas	52,900	56,000	17.3%	16.5%
West	47,600	47,900	7.1%	7.2%
Other	71,300	91,500	12.4%	11.5%
Total	$48,800	42,900	10.3%	8.8%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	At November 30,		For the Years Ended November 30,
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	2024	2023	2024	2023	2024	2023	2024	2023
East	347	305	18,205	18,685	$7,420,362	7,931,099	$408,000	424,000
Central	404	323	19,018	15,403	7,558,829	6,324,097	397,000	411,000
Texas	285	246	19,019	15,789	4,804,674	4,331,763	253,000	274,000
West	409	384	20,668	19,199	12,874,054	11,897,996	623,000	620,000
Other	2	2	41	35	20,562	23,600	502,000	674,000
Total	1,447	1,260	76,951	69,111	$32,678,481	30,508,555	$425,000	441,000
Of the total new orders listed above, 315 homes with a dollar value of $175.7 million and an average sales price of $558,000 represent new orders from unconsolidated entities for the year ended November 30, 2024, compared to 321 new orders with a dollar value of $152.9 million and an average sales price of $476,000 for the year ended November 30, 2023.
(2)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2024 and 2023.

We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	Years Ended November 30,
	2024	2023
East	17%	17%
Central	11%	15%
Texas	17%	20%
West	12%	13%
Other	18%	8%
Total	14%	16%
Backlog:

	At November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2024	2023	2024	2023	2024	2023
East	3,460	6,580	$1,513,713	2,708,322	$437,000	412,000
Central	3,097	3,163	1,316,754	1,375,617	425,000	435,000
Texas	2,070	1,895	525,299	475,941	254,000	251,000
West	3,005	3,251	2,016,669	2,072,342	671,000	637,000
Other	1	3	349	1,528	349,000	509,000
Total	11,633	14,892	$5,372,784	6,633,750	$462,000	445,000
Of the total homes in backlog listed above, 79 homes with a backlog dollar value of $63.8 million and an average sales price of $807,000 represent the backlog from unconsolidated entities at November 30, 2024, compared to 147 homes with a backlog dollar value of $74.5 million and an average sales price of $507,000 at November 30, 2023.
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
Homebuilding East: Revenues from home sales decreased in 2024 compared to 2023, primarily due to a decrease in the average sales price of homes delivered in all the states in the segment except in New Jersey, which was partially offset by an increase in the number of home deliveries in all the states in the segment. The decrease in the average sales price of homes delivered in Alabama, Florida and Pennsylvania was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in New Jersey was primarily due to product mix. The increase in the number of home deliveries in Alabama, Florida, New Jersey and Pennsylvania was primarily due to an increase in the number of active communities. For the year ended November 30, 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, this resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding Central: Revenues from home sales increased in 2024 compared to 2023, primarily due to an increase in the number of home deliveries in all the states in the segment, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Illinois and Maryland. The increase in the number of home deliveries in Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to an increase in the number of active communities. The decrease in the average sales price of homes delivered in Georgia, Indiana, Minnesota, North Carolina, South Carolina, Tennessee and Virginia was primarily due to pricing to market and product mix. The increase in the average sales price of homes delivered in Illinois and Maryland was primarily due to product mix. For the year ended November 30, 2024, a decrease in revenues per square foot was more than offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, this resulted in a decrease in gross margin percentage of home deliveries.
Homebuilding Texas: Revenues from home sales increased in 2024 compared to 2023, primarily due to an increase in the number of home deliveries, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities. The decrease in the average sales price of homes delivered was primarily due to pricing to market. For the year ended November 30, 2024, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries decreased year over year.
Homebuilding West: Revenues from home sales increased in 2024 compared to 2023, primarily due to an increase in the number of home deliveries in all the states in the segment except in Colorado, which was partially offset by a decrease in the average sales price of homes delivered in Arizona, Colorado and Washington. The increase in the number of home deliveries in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington was primarily due to an increase in the number of active communities. The decrease in the number of home deliveries in Colorado was primarily due to a decrease in the number of active communities due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Arizona, Colorado and Washington was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in California, Idaho, Nevada, Oregon and Utah was primarily due to product mix. For the year ended November 30, 2024, an increase in revenues per square foot and a decrease in costs per square foot resulted in an increase in gross margin percentage of home deliveries. In addition, land costs increased year over year.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Years Ended November 30,
(Dollars in thousands)	2024	2023
Dollar value of mortgages originated	$19,845,000	17,395,000
Number of mortgages originated	54,600	47,000
Mortgage capture rate of Lennar homebuyers	84%	81%
Number of title and closing service transactions	82,400	74,900
At November 30, 2024 and 2023, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $135.6 million and $140.7 million, respectively. Details of these securities and related debt are within Note 2 of the Notes to Consolidated Financial Statements.
LMF Commercial
LMF Commercial originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. LMF Commercial originated commercial loans as follows:

	Years Ended November 30,
(Dollars in thousands)	2024	2023
Originations	$568,520	466,043
Sold	$522,647	430,707
Securitizations	13	10
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
The following table provides information related to our investment in the Multifamily segment:

	At November 30,
(Dollars in thousands)	2024	2023
Multifamily investments in unconsolidated entities	$503,303	599,852
Lennar's net investment in Multifamily	1,116,295	1,095,218
Number of operating properties/investments sold through joint ventures	34	—
Lennar's share of gains on the sale of operating properties/investments	219,148	—
The Multifamily segment manages and has investments in Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of each as of and during the year ended November 30, 2024 are included below:

	November 30, 2024
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$126,784	228,496
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar	199,519	12,820
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
As of November 30, 2023, there were 38 rental operation projects in LMV I. During the second half of fiscal year 2024, the LMV I partners decided to liquidate and sell all of the individual rental operation projects of LMV I as the fund has come to the end of its contractual life. In the second half of 2024, 33 LMV I rental operation projects were sold to various third party buyers. We recognized a net gain of $211.5 million on the sale of these rental operation projects which was recorded as equity in earnings (losses) in the condensed consolidated statement of operations. As a result, we received net cash distributions of $199.5 million.
Our Multifamily segment had equity investments in unconsolidated entities. The breakout of the Multifamily segment's equity investments in unconsolidated entities and the development activities by stage were as follows:

(Dollars in thousands)	At November 30, 2024
Under construction/owned	8
Partially completed and leasing	11
Completed and operating	31
Total unconsolidated joint ventures	50
Total development costs	$6,931,432
As of November 30, 2024, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $6.5 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.

Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. As of November 30, 2024 and 2023, our balance sheet had $894.9 million and $657.9 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $379.4 million and $276.2 million, respectively. We have investments in Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor Technologies, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy International, Inc. ("Sunnova"), which are held at market and the carrying value of which will therefore change depending on the fair value of our shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on our technology investments:

	Years Ended November 30,
(In thousands)	2024	2023
Blend Labs (BLND)	$9,474	(130)
Hippo (HIPO)	73,243	(19,210)
Opendoor (OPEN)	(12,587)	21,762
SmartRent (SMRT)	(11,609)	5,914
Sonder (SOND)	15	(700)
Sunnova (NOVA)	(33,356)	(57,798)
Lennar Other unrealized gains (losses) from technology investments	$25,180	(50,162)
At November 30, 2024 and 2023, Lennar Other owned CMBS with carrying values of $40.6 million and $38.0 million, respectively. These securities were purchased at discount rates ranging from 33% to 55% with coupon rates ranging from 3.0% to 3.4%, stated and assumed final distribution dates between September 2025 and March 2026, and stated maturity dates between September 2058 and March 2059. We review changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on our CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2024 and 2023. We classify these securities as held-for-sale at November 30, 2024 and 2023.
Financial Condition and Capital Resources
At November 30, 2024, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $5.0 billion, compared to $6.6 billion at November 30, 2023.
We finance all of our activities including homebuilding, financial services, multifamily, other and general operating needs primarily with cash generated from our operations, debt issuances and investor funds as well as cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the "Credit Facility"). At November 30, 2024, we had $4.7 billion of Homebuilding cash and cash equivalents and no outstanding borrowings under our $2.9 billion Credit Facility, thereby approximately $7.6 billion of available capacity.
Operating Cash Flow Activities
During 2024 and 2023, cash provided by operating activities totaled $2.4 billion and $5.2 billion, respectively. During 2024, cash provided by operating activities was positively impacted by our net earnings and an increase in accounts payable and other liabilities of $380 million. This was offset by an increase in inventories due to our growth strategy, strategic land purchases, land development and construction costs of $285 million, an increase in deposits and pre-acquisition costs on real estate of $1.6 billion as we increased the percentage of controlled homesites, and an increase in loans held-for-sale of $218 million primarily related to the sale of loans originated by our Financial Services segment.
During 2023, cash provided by operating activities was positively impacted by our net earnings and $2.3 billion decrease in inventories due to our strategy of controlling more homesites and acquiring finished homesites, thus reducing the amount of spend related to inventory. This was partially offset by a decrease in accounts payable and other liabilities $626 million, primarily due to the payment of income taxes, an increase in receivables of $329 million, an increase in deposits and preacquisition costs on real estate of $296 million as we increased the percentage of controlled homesites, and an increase in loan held-for-sale of $367 million primarily related to the sale of loans originated by our Financial Services segment.
Investing Cash Flow Activities
During 2024 and 2023, cash used in investing activities totaled $303 million and $177 million, respectively. During 2024, our cash used in investing activities was primarily due to cash contributions of $426 million to unconsolidated entities, which primarily included (1) $222 million to Homebuilding unconsolidated entities, (2) $182 million to Lennar Other unconsolidated entities, and (3) $21 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $231 million, which primarily included (1) $117 million from Multifamily unconsolidated entities, (2) $61 million from Homebuilding unconsolidated entities, and (3) $54 million from our Lennar Other unconsolidated entities.
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
Financing Cash Flow Activities
During 2024 and 2023, our cash used in financing activities totaled $3.7 billion and $3.2 billion, respectively. During 2024, our cash used in financing activities was primarily due to the (1) $2.3 billion of repurchases of our common stock, which included $2.2 billion of repurchases under our repurchase program and $87 million of repurchases related to our equity compensation plan; (2) $549 million of dividend payments; (3) $233 million of net repayments under our Financial Services' warehouse facilities; (4) redemption of $454 million aggregate principal amount of our 4.50% senior notes due April 2024; (5) $100 million of partial repurchase of our 4.75% senior notes due 2027; and (6) $14 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
During 2023, our cash used in financing activities was primarily due to the (1) redemption of $378 million aggregate principal amount of our 4.875% senior notes due December 2023, (2) redemption of $425 million aggregate principal amount of our 5.875% senior notes due November 2024, (3) $296 million combined of partial repurchase of our 4.500% senior notes due 2024 and 4.75% senior notes due 2027, (4) $105 million principal payment on notes payable and other borrowings, (5) repurchase of our common stock for $1.2 billion, which included $1.1 billion of repurchase of our stock under our repurchase program and $73 million of repurchases related to our equity compensation plan, (6) $431 million of dividend payments, and (7) $381 million of net payments from liabilities related to consolidated inventory not owned due to land sales to land banks. These were partially offset by (1) $29 million of net borrowings under our Financial Services warehouse facilities, and (2) receipts related to noncontrolling interest of $21 million.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital were calculated as follows:

	At November 30,
(Dollars in thousands)	2024	2023
Homebuilding debt	$2,258,283	2,816,482
Stockholders’ equity	27,870,135	26,580,664
Total capital	$30,128,418	29,397,146
Homebuilding debt to total capital	7.5%	9.6%
Homebuilding debt	$2,258,283	2,816,482
Less: Homebuilding cash and cash equivalents	4,662,643	6,273,724
Net Homebuilding debt	$(2,404,360)	(3,457,242)
Net Homebuilding debt to total capital (1)	(9.4)%	(15.0)%
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
At November 30, 2024, Homebuilding debt to total capital was lower compared to November 30, 2023, primarily as a result of an increase in stockholders' equity due to net earnings and a decrease in Homebuilding debt due to debt paydowns and debt repurchases, partially offset by share repurchases.
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
We are currently preparing to spin off (the “Millrose Spin-Off”) a wholly owned subsidiary for Lennar, Millrose Properties Inc. (“Millrose”) into an independent, publicly traded company that will be listed on the New York Stock Exchange. In connection with the Millrose Spin-Off, we plan to contribute to Millrose, in exchange for all outstanding shares of its common stock, a significant portion of our undeveloped, partially developed, and some of our fully developed, land, with an expected total aggregate value between $5.0 billion and $6.0 billion, as well as approximately $1.0 billion of cash. To consummate the Millrose Spin-Off, our Board declared a stock dividend on January 10, 2025, pursuant to which we will distribute to Lennar’s stockholders of record as of January 21, 2025 approximately 80% of the total outstanding number of shares of Millrose common stock on February 7, 2025. The goal of the Millrose Spin-off is to generally complete our migration to an asset-light operating model by spinning off a significant portion of our land assets from our balance sheet. We expect Millrose to qualify as a real estate investment trust that will acquire and develop land and will deliver fully developed homesites under a land option contract on a just in time basis for Lennar and potentially other homebuilders. Millrose is expected to maintain a business model with a self-sustaining, recycling source of land acquisition and development capital. Millrose is expected to be responsible for paying to develop the undeveloped and partially developed land into homesites up to a certain pre-negotiated budget, with Lennar performing the actual construction work. Lennar will have options to purchase the homesites in accordance with pre-set takedown schedules when Lennar expects to be ready to build homes on them. Millrose is expected to use option exercise proceeds to purchase additional land designated by Lennar or other homebuilders in the future, usually giving Lennar or the other homebuilders options to purchase the land when it is developed.
During the fourth quarter of 2024, we entered into a definitive agreement to purchase Rausch Coleman Homes, a residential homebuilder based in Fayetteville, Arkansas. With this acquisition, we will expand our footprint into new markets in Arkansas, Oklahoma, Alabama, Kansas and Missouri while adding to our existing footprint in Texas, Oklahoma, Alabama and Florida. As previously disclosed in Millrose’s registration statement on Form S-11, in connection with furthering our land light strategy, we intend to assign the purchase of Rausch Coleman's land assets (the “Rausch Land Assets”) to Millrose. Similar to the other land assets, Lennar expects to contribute to Millrose in connection with the Millrose Spin-Off, Lennar expects to enter into options to purchase the developed Rausch Land Assets in accordance with pre-set takedown schedules. We are expecting the acquisition to be completed in the first quarter of 2025.
Our Homebuilding senior notes and other debts payable are summarized within Note 4 of the Notes to Consolidated Financial Statements.
In November 30, 2024, we amended and restated the credit agreement governing our Credit Facility. The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	At November 30, 2024
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,650,000
Total commitments	$2,875,000
Accordion feature	625,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $477.5 million in commitments may be used for letters of credit. As of both November 30, 2024 and 2023, we had no outstanding borrowings under the Credit Facility. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
We often post letters of credit instead of making cash deposits for option contracts and for similar purposes. We often are required to post surety bonds to guarantee completion of projects, particularly when municipal authorities are involved. Our outstanding letters of credit and surety bonds are described below:

	At November 30,
(In thousands)	2024	2023
Performance letters of credit	$1,668,061	1,404,541
Financial letters of credit	745,578	417,976
Surety bonds	5,140,432	4,508,428
Anticipated future costs primarily for site improvements related to performance surety bonds	2,766,088	2,499,680

Our Homebuilding average debt outstanding and the average rates of interest were as follows:

	At November 30,
(Dollars in thousands)	2024	2023
Homebuilding average debt outstanding	$2,449,576	3,688,363
Average interest rate	4.8%	4.9%
Interest incurred	$129,310	187,640
Under the Credit Facility agreement (the "Credit Agreement"), we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. As of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of $10.0 billion. As of the end of each fiscal quarter, we are required to maintain a maximum leverage ratio that shall not exceed 60%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We believe that we were in compliance with our debt covenants at November 30, 2024.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Agreement as of November 30, 2024:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2024
Minimum net worth test	$10,000,000	21,384,969
Maximum leverage ratio	60.0%	(6.6)%
Liquidity test (1)	1.00	(139.00)
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
At November 30, 2024, the Financial Services segment had warehouse facilities, all of which were 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
April 2025	$250,000	250,000	500,000
June 2025	1,400,000	—	1,400,000
August 2025	325,000	325,000	650,000
October 2025	100,000	100,000	200,000
December 2026	375,000	—	375,000
Total residential facilities	$2,450,000	675,000	3,125,000
LMF commercial facilities maturing:
December 2024 (1)	200,000	—	200,000
January 2025	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$3,425,000
(1)Subsequent to November 30, 2024, the maturity date was extended to December 2025.
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

Borrowings and collateral under the facilities were as follows:

	At November 30,
(In thousands)	2024	2023
Borrowings under the residential facilities	$1,776,045	2,020,187
Collateral under the residential facilities	1,837,833	2,097,020
Borrowings under the LMF Commercial facilities	28,747	12,525
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital Structure
In January 2024, our Board authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5.0 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. This authorization was in addition to what was remaining of our March 2022 stock repurchase program. At November 30, 2024, we have a remaining authorization to repurchase $3.4 billion in value of our Class A or B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.
The following table provides information about our repurchases of Class A and Class B common stock:

	Years Ended November 30,
	2024		2023
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	11,942,725	1,612,501	7,499,660	2,500,340
Total purchase price	$1,906,049	$243,860	$851,502	$248,835
Average price per share	$159.60	$151.23	$113.54	$99.52
During the year ended November 30, 2024, treasury stock increased by 14.2 million shares primarily due to our repurchase of 13.6 million shares of Class A and Class B common stock through our stock repurchase program. During the year ended November 30, 2023, treasury stock increased by 11.3 million shares primarily due to our repurchase of 10.0 million shares of Class A and Class B common stock through our stock repurchase program.
During the years ended November 30, 2024 and 2023, our Class A and Class B common stockholders received an aggregate per share annual dividend of $2.00 and $1.50, respectively. On January 14, 2025, our Board declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on February 12, 2025 to holders of record at the close of business on January 29, 2025.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at November 30, 2024 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 4 of the Notes to Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.

Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at November 30, 2024 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligor’s investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with non-guarantor subsidiaries and related parties are separately disclosed:

	At November 30,
(In thousands)	2024	2023
Due from non-guarantor subsidiaries	$18,396,060	22,020,227
Equity method investments	1,078,635	986,508
Total assets	50,251,091	45,830,841
Total liabilities	10,067,424	9,181,456

(In thousands)	Year Ended November 30, 2024
Total revenues	$32,600,847
Operating earnings	5,025,356
Earnings before income taxes	4,312,161
Net earnings attributable to Lennar	3,294,043
Off-Balance Sheet Arrangements
Homebuilding - Investments in Unconsolidated Entities
We regularly monitor the results of our Homebuilding, Multifamily, and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Homebuilding joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with their debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with their debt covenants at November 30, 2024, except for the other-than-temporary impairment which is included in Note 1 of the Notes to Consolidated Financial Statements.
At November 30, 2024, we had equity investments in 51 active Homebuilding and land unconsolidated entities (of which 5 had recourse debt, 14 had non-recourse debt and 32 had no debt), compared to 48 active Homebuilding and land unconsolidated entities at November 30, 2023. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Homebuilding Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Debt without recourse to Lennar	$1,276,663	231,103	163,471	326,685	555,404	—
Land seller and other debt without recourse to Lennar	1,081	—	—	—	1,081	—
Maximum recourse debt exposure to Lennar	44,171	—	12,261	—	31,910	—
Debt issuance costs	(3,156)	—	—	—	—	(3,156)
Total	$1,318,759	231,103	175,732	326,685	588,395	(3,156)

Multifamily - Investments in Unconsolidated Entities
At November 30, 2024, Multifamily had equity investments in 23 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 5 had no debt), and 22 active unconsolidated entities at November 30, 2023. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment manages and has investments in LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily assets. During the year ended November 30, 2024, the LMV I fund sold some of its individual rental operation projects which resulted in a net gain of $211.5 million and received net cash distributions of $199.5 million. The remaining LMV I rental operation projects are expected to be monetized in the near term. Details of each as of and during the year ended November 30, 2024 are included in Note 3 of the Notes to Consolidated Financial Statements.
We regularly monitor the results of our Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Multifamily joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2024.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2024. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Multifamily Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Debt without recourse to Lennar	$2,922,010	1,120,389	841,057	777,565	182,999	—
Debt issuance costs	(16,097)	—	—	—	—	(16,097)
Total	$2,905,913	1,120,389	841,057	777,565	182,999	(16,097)
Lennar Other - Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (losses) in the consolidated statement of operations. Our investment in the Rialto funds totaled $140.1 million and $148.7 million as of November 30, 2024 and 2023, respectively.
As of November 30, 2024 and 2023, we had strategic technology investments in unconsolidated entities of $239.3 million and $127.5 million respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
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
The table below indicates the number of homesites to which we had access through option contracts with third parties or unconsolidated JVs (i.e., controlled homesites) and homesites owned at November 30, 2024 and 2023:

November 30, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	95,725	18,437	114,162
Central	92,469	28,489	120,958
Texas	117,749	15,357	133,106
West	82,878	21,254	104,132
Other	4,828	1,891	6,719
Total homesites	393,649	85,428	479,077	1.1
% of total homesites	82%	18%

November 30, 2023	Controlled Homesites	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	85,601	20,441	106,042
Central	65,053	32,264	97,317
Texas	90,961	21,790	112,751
West	62,674	23,429	86,103
Other	5,411	1,891	7,302
Total homesites	309,700	99,815	409,515	1.4
% of total homesites	76%	24%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 1 and Note 8 of the Notes to Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2024:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - senior notes and other debts payable (1)	$2,257,440	532,097	1,683,134	25,562	16,647
Land purchase contract obligations (2)	1,507,964	582,683	830,565	94,716	—
Financial Services - notes and other debts payable	1,930,956	1,800,944	3,848	—	126,164
Interest commitments under interest bearing debt (3)	230,794	109,869	116,132	3,737	1,056
Operating lease obligations	293,806	98,143	100,150	50,273	45,240
Other contractual obligations (4)	20,374	20,374	—	—	—
Total contractual obligations	$6,241,334	3,144,110	2,733,829	174,288	189,107
(1)The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.
(2)Amount includes purchase commitments due to land banks upon maturity of the contracts. Our intention is to have a land bank close on the land purchase commitments and we will option land from the land bank.
(3)Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2024.
(4)Amounts include $20.4 million of remaining equity investment commitment to Upward America.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally reduce our financial risk and costs of capital associated with land holdings. At November 30, 2024, we had access to 393,649 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2024, we had $3.5 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $341.8 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2024, we had letters of credit outstanding in the amount of $2.4 billion (which included the $341.8 million of letters of credit discussed above). Details on our letters of credit outstanding and outstanding surety bonds are included in Note 4 of the Notes to Consolidated Financial Statements.

Our Financial Services segment had a pipeline of loan applications in process of $2.8 billion at November 30, 2024. Loans in process for which interest rates were committed to the borrowers totaled approximately $1.8 billion as of November 30, 2024. A significant portion of these commitments had a remaining period of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2024, we had open commitments amounting to $3.8 billion to sell forward contracts, which include MBS and interest rate swaps, with varying settlement dates through February 2025 and open future contracts in the amount of $2.3 million with the varying settlement dates through March 2025.
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
Goodwill
We recorded a significant amount of goodwill in connection with the 2018 acquisition of CalAtlantic. We record goodwill associated with acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill for potential impairment on at least an annual basis. We have the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. We believe that the accounting estimate for goodwill is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from our estimate, which would cause goodwill to be impaired. Our accounting for goodwill represents our best estimate of future events.
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
Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary or a de-facto agent, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as Investments in Unconsolidated Entities and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as equity in earnings (losses) from unconsolidated entities within each of the respective segments. For most unconsolidated entities, we generally have the right to share in earnings and distributions on a pro-rata basis based upon ownership percentages. However, certain Homebuilding unconsolidated entities and all of our Multifamily unconsolidated entities provide for a different allocation of profit and cash distributions if and when cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Advances to these entities are included in the investment balance.
Management looks at specific criteria and uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence, or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether the entity is a variable interest entity ("VIE") or a voting interest entity and then whether we are the primary beneficiary or have control or significant influence. We believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners.
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
The table below provides information at November 30, 2024 about our significant instruments that are sensitive to changes in interest rates. For loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2024. Weighted average variable interest rates are based on the variable interest rates at November 30, 2024.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 7 of the Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2024

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total	2024
ASSETS
Financial Services:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	135.6	135.6	138.2
Average interest rate	—	—	—	—	—	3.6%	3.6%	—
Loans held-for-investment, net:
Fixed rate	$8.3	1.3	1.4	1.4	1.5	44.7	58.6	58.7
Average interest rate	7.0%	4.1%	4.1%	4.1%	4.1%	4.1%	4.5%	—
Variable rate	$—	—	—	0.1	0.1	2.1	2.3	2.3
Average interest rate	—	—	—	4.8%	4.8%	4.8%	4.8%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$532.1	620.9	1,062.2	14.1	11.5	16.6	2,257.4	2,264.4
Average interest rate	4.5%	5.1%	4.8%	2.1%	7.5%	6.4%	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	126.2	126.2	126.7
Average interest rate	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,801.0	3.8	—	—	—	—	1,804.8	1,804.8
Average interest rate	6.2%	5.9%	—	—	—	—	6.2%	—

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended November 30, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 23, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
◦For consolidated joint ventures, evaluating whether any reconsideration events occurred during the year that would result in deconsolidation, and if so, verify that deconsolidation occurred properly.
◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading joint venture board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.

/s/ Deloitte & Touche LLP
Miami, Florida
January 23, 2025

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2024 and 2023

	2024 (1)	2023 (1)
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$4,662,643	6,273,724
Restricted cash	11,799	13,481
Receivables, net	1,053,211	887,992
Inventories:
Finished homes and construction in progress	10,884,861	10,455,666
Land and land under development	4,750,025	4,904,541
Inventory owned	15,634,886	15,360,207
Consolidated inventory not owned	4,084,665	2,992,528
Inventory owned and consolidated inventory not owned	19,719,551	18,352,735
Deposits and pre-acquisition costs on real estate	3,625,372	2,002,154
Investments in unconsolidated entities	1,344,836	1,143,909
Goodwill	3,442,359	3,442,359
Other assets	1,734,698	1,512,038
	35,594,469	33,628,392
Financial Services	3,516,550	3,566,546
Multifamily	1,306,818	1,381,513
Lennar Other	894,944	657,852
Total assets	$41,312,781	39,234,303
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.
As of November 30, 2024, total assets include $3.7 billion related to consolidated VIEs of which $67.0 million is included in Homebuilding cash and cash equivalents, $6.0 million in Homebuilding receivables, net, $9.7 million in Homebuilding finished homes and construction in progress, $602.9 million in Homebuilding land and land under development, $2.8 billion in Homebuilding consolidated inventory not owned, $71.8 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities, $42.3 million in Homebuilding other assets and $33.9 million in Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2024 and 2023

	2024 (2)	2023 (2)
	(Dollars in thousands except share and per share amounts)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,839,440	1,631,401
Liabilities related to consolidated inventory not owned	3,563,934	2,540,894
Senior notes and other debts payable, net	2,258,283	2,816,482
Other liabilities	3,201,552	2,739,217
	10,863,209	9,727,994
Financial Services	2,140,708	2,447,039
Multifamily	181,883	278,177
Lennar Other	105,756	79,127
Total liabilities	13,291,556	12,532,337
Commitments and contingent liabilities (See Note 9)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2024 and 2023 - 400,000,000 shares; Issued: 2024 - 259,979,453 shares; 2023 - 258,475,012 shares	25,998	25,848
Class B common stock of $0.10 par value per share; Authorized: 2024 and 2023 - 90,000,000 shares; Issued: 2024 - 36,601,215 shares; 2023 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,729,434	5,570,009
Retained earnings	25,753,078	22,369,368
Treasury stock, at cost; 2024 - 23,814,148 shares of Class A common stock and 4,532,701 shares of Class B common stock; 2023 - 11,207,889 shares of Class A common stock and 2,920,200 shares of Class B common stock	(3,649,564)	(1,393,100)
Accumulated other comprehensive income	7,529	4,879
Total stockholders’ equity	27,870,135	26,580,664
Noncontrolling interests	151,090	121,302
Total equity	28,021,225	26,701,966
Total liabilities and equity	$41,312,781	39,234,303
(2)As of November 30, 2024, total liabilities include $2.7 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $67.3 million is included in Homebuilding accounts payable, $2.6 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debts payable, net, $45.8 million in Homebuilding other liabilities and $1.0 million in Multifamily liabilities.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2024, 2023 and 2022

	2024	2023	2022
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$33,906,426	32,660,987	31,951,335
Financial Services	1,109,263	976,859	809,680
Multifamily	411,537	573,485	865,603
Lennar Other	14,226	22,035	44,392
Total revenues	35,441,452	34,233,366	33,671,010
Costs and expenses:
Homebuilding	28,809,464	27,223,645	25,161,299
Financial Services	532,079	467,398	426,378
Multifamily	521,455	573,658	848,931
Lennar Other	79,495	27,681	32,258
Corporate general and administrative	648,986	501,338	414,498
Charitable foundation contribution	80,210	73,087	66,399
Total costs and expenses	30,671,689	28,866,807	26,949,763
Equity in earnings (losses) from unconsolidated entities	164,099	(144,610)	(36,301)
Other income (expense), net and other gains (losses)	225,866	30,517	(15,286)
Lennar Other unrealized gains (losses) from technology investments	25,180	(50,162)	(655,094)
Earnings before income taxes	5,184,908	5,202,304	6,014,566
Provision for income taxes	(1,217,253)	(1,241,013)	(1,366,065)
Net earnings (including net earnings attributable to noncontrolling interests)	3,967,655	3,961,291	4,648,501
Less: Net earnings attributable to noncontrolling interests	35,122	22,780	34,376
Net earnings attributable to Lennar	$3,932,533	3,938,511	4,614,125
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale	$2,650	2,471	1,464
Reclassification adjustments for gains included in net earnings	—	—	2,285
Total other comprehensive income, net of tax	$2,650	2,471	3,749
Total comprehensive income attributable to Lennar	$3,935,183	3,940,982	4,617,874
Total comprehensive income attributable to noncontrolling interests	$35,122	22,780	34,376
Basic earnings per share	$14.31	13.73	15.74
Diluted earnings per share	$14.31	13.73	15.72

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2024, 2023 and 2022

	2024	2023	2022
	(Dollars in thousands, except per share amounts)
Class A common stock:
Beginning balance	$25,848	25,608	30,050
Employee stock and director plans	150	240	225
Retirement of treasury stock	—	—	(4,667)
Balance at November 30,	25,998	25,848	25,608
Class B common stock:
Beginning balance	3,660	3,660	3,944
Retirement of treasury stock	—	—	(284)
Balance at November 30,	3,660	3,660	3,660
Additional paid-in capital:
Beginning balance	5,570,009	5,417,796	8,807,891
Employee stock and director plans	1,353	1,089	904
Retirement of treasury stock	—	—	(3,533,425)
Amortization of restricted stock	176,676	160,720	184,086
Premium paid for purchase of noncontrolling interests	—	—	(37,342)
Equity adjustment related to noncontrolling interests	(18,604)	(9,596)	(4,318)
Balance at November 30,	5,729,434	5,570,009	5,417,796
Retained earnings:
Beginning balance	22,369,368	18,861,417	14,685,329
Net earnings attributable to Lennar	3,932,533	3,938,511	4,614,125
Cash dividends - Class A common stock ($2.00 per share for 2024, $1.50 per share for 2023 and $1.50 per share for 2022)	(482,950)	(378,080)	(383,047)
Cash dividends - Class B common stock ($2.00 per share for 2024, $1.50 per share for 2023 and $1.50 per share for 2022)	(65,873)	(52,480)	(54,990)
Balance at November 30,	25,753,078	22,369,368	18,861,417
Treasury stock, at cost:
Beginning balance	(1,393,100)	(210,389)	(2,709,448)
Employee stock and directors plans	(86,627)	(72,562)	(71,695)
Purchases of treasury stock	(2,169,837)	(1,110,149)	(967,622)
Retirement of treasury stock	—	—	3,538,376
Balance at November 30,	(3,649,564)	(1,393,100)	(210,389)
Accumulated other comprehensive income (loss):
Beginning balance	4,879	2,408	(1,341)
Total other comprehensive income, net of tax	2,650	2,471	3,749
Balance at November 30,	7,529	4,879	2,408
Total stockholders’ equity	27,870,135	26,580,664	24,100,500
Noncontrolling interests:
Beginning balance	121,302	139,867	179,857
Net earnings attributable to noncontrolling interests	35,122	22,780	34,376
Receipts related to noncontrolling interests	20,117	21,149	41,816
Payments related to noncontrolling interests	(46,650)	(71,272)	(91,329)
Non-cash consolidations/deconsolidations, net	—	—	(55,240)
Non-cash purchase or activity of noncontrolling interests, net	21,199	8,778	30,387
Balance at November 30,	151,090	121,302	139,867
Total equity	$28,021,225	26,701,966	24,240,367
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$3,967,655	3,961,291	4,648,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	115,528	110,164	87,075
Amortization of discount/premium and accretion on debt, net	148	(1,651)	(2,163)
Equity in (earnings) losses from unconsolidated entities	(164,099)	144,610	36,302
Distributions of earnings from unconsolidated entities	155,565	53,125	71,301
Share-based compensation expense	176,676	160,720	184,086
Deferred income tax (benefit) expense	60,426	(67,968)	(246,653)
Loans held-for-sale unrealized losses	52,482	26,658	33,287
Lennar Other unrealized (gains) losses from technology investments and other (gains) losses	(67,226)	112,541	672,212
Gains on sale of operating properties and equipment and other assets	(38,837)	(7,015)	(7,617)
Gain on redemption/repurchases of senior notes and other debts payable	(825)	(9,611)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, other receivables and other assets	143,265	125,338	110,693
Changes in assets and liabilities:
Increase in receivables	(129,212)	(329,191)	(422,398)
(Increase) decrease in inventories, excluding valuation adjustments	(285,095)	2,274,083	(1,711,766)
Increase in deposits and pre-acquisition costs on real estate	(1,631,783)	(295,761)	(672,055)
Increase in other assets	(113,276)	(85,005)	(13,330)
Increase in loans held-for-sale	(218,393)	(366,728)	(202,920)
Increase (decrease) in accounts payable and other liabilities	380,380	(625,862)	701,113
Net cash provided by operating activities	$2,403,379	5,179,738	3,265,668
Cash flows from investing activities:
Net additions to operating properties and equipment	$(171,503)	(99,799)	(57,214)
Proceeds from the sale of operating properties and equipment and other assets	61,441	13,215	24,686
Investments in and contributions to unconsolidated entities	(425,562)	(201,042)	(447,401)
Distributions of capital from unconsolidated and consolidated entities	231,096	99,643	398,423
Proceeds from sale of commercial mortgage-backed securities bonds	—	—	9,191
(Increase) decrease in Financial Services loans held-for-investment	(734)	14,329	19,491
Purchases of investment securities	(4,519)	(8,000)	(93,769)
Proceeds from maturities/sales of investment securities	7,224	4,673	16,892
Other receipts, net	—	—	1,399
Net cash used in investing activities	$(302,557)	(176,981)	(128,302)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands)
Cash flows from financing activities:
Net (repayments) borrowings under warehouse facilities	$(232,848)	28,712	409,067
Redemption/repurchases of senior notes	(553,865)	(1,121,133)	(575,000)
Principal payments on notes payable and other borrowings	(43,524)	(105,118)	(48,079)
Proceeds from liabilities related to consolidated inventory not owned	195,524	461,312	1,167,227
Payments related to liabilities related to consolidated inventory not owned	(209,333)	(842,781)	(682,385)
Payments related to other liabilities, net	(5,684)	(5,187)	(21,249)
Receipts related to noncontrolling interests	20,117	21,149	41,816
Payments related to noncontrolling interests	(46,650)	(71,272)	(91,329)
Common stock:
Repurchases	(2,256,464)	(1,182,711)	(1,039,309)
Dividends	(548,823)	(430,560)	(438,038)
Net cash used in financing activities	$(3,681,550)	(3,247,589)	(1,277,279)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,580,728)	1,755,168	1,860,087
Cash and cash equivalents and restricted cash at beginning of year	6,570,938	4,815,770	2,955,683
Cash and cash equivalents and restricted cash at end of year	$4,990,210	6,570,938	4,815,770
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$4,662,643	6,273,724	4,616,124
Financial Services	175,382	159,491	139,378
Multifamily	30,948	39,334	17,827
Lennar Other	40,691	1,948	5,391
Homebuilding restricted cash	11,799	13,481	23,046
Financial Services restricted cash	68,747	82,960	14,004
	$4,990,210	6,570,938	4,815,770
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$54,921	81,223	67,842
Cash paid for income taxes, net	$790,476	1,864,941	1,273,166

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventories financed by sellers	$35,292	13,500	36,947
Net non-cash contributions to unconsolidated entities	23,354	367	232,616
Consolidation/deconsolidation of unconsolidated/consolidated entities, net:
Inventories	—	—	(101,946)
Operating properties and equipment and other assets	—	—	33,200
Investments in unconsolidated entities	—	—	7,303
Other liabilities	—	—	6,203
Noncontrolling interests	—	—	55,240
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
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of homes, the Company may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. For the years ended November 30, 2024, 2023 and 2022, sales incentives offered to homebuyers averaged $48,800 per home, or 10.3% as a percentage of home sales revenues, $42,900 per home, or 8.8% as a percentage of home sales revenues and $17,300 per home, or 3.5% as a percentage of home sales revenues, respectively. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings are included in Homebuilding cash and cash equivalents in the Company's consolidated balance sheets. Contract liabilities include customer deposits liability related to sold but undelivered homes that are included in other liabilities in the Company's consolidated balance sheets. The Company periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied, and revenue is recognized as title to and possession of the property are transferred to the buyer.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $190.9 million, $146.0 million and $102.1 million for the years ended November 30, 2024, 2023 and 2022, respectively. These costs were included in Homebuilding costs and expenses in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2024, 2023 and 2022.
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
Homebuilding cash and cash equivalents as of November 30, 2024 and 2023 included $265.6 million and $594.8

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
million, respectively, of cash held in escrow for approximately two days.
Receivables
At November 30, 2024 and 2023, Homebuilding accounts receivable primarily related to receivables from land banks for land development, rebates and joint ventures. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Receivables from land banks represent development costs incurred by the Company which are reimbursable from the land banks. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company. Balances as of November 30, 2024 and 2023 are noted below:

	At November 30,
(In thousands)	2024	2023
Accounts receivable	$901,290	640,292
Mortgages and notes receivable	154,320	250,074
	1,055,610	890,366
Allowance for credit losses	(2,399)	(2,374)
Receivables, net	$1,053,211	887,992
Inventories
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development, home construction costs, real estate taxes, and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes, construction in progress or land under development based on the development state of the community. There were 1,436 and 1,255 active communities, excluding unconsolidated entities, as of November 30, 2024 and 2023, respectively. If the undiscounted projected cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
The determination of fair value requires discounting the projected cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage.
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
The Company's valuation adjustments for finished homes and construction in progress were included in Homebuilding costs and expenses in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2024 and 2023. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

	At November 30,	Communities with valuation adjustments for the years ended November 30,
	# of communities with potential indicators of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
2024	33	6	$40,465	$18,599
2023	25	18	95,731	37,500
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Years Ended November 30,
	2024			2023
Unobservable inputs	Range			Range
Average selling price (1)	$178,000	—	$702,000	$179,000	—	$850,000
Absorption rate per quarter (homes)	6	—	15	3	—	26
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during the years ended November 30, 2024 and 2023.
In the course of executing on the Company’s land light strategy, the Company may sell land to third parties (including land banks) and unconsolidated entities while maintaining an option to repurchase the land in the future. Although, such transactions include cash consideration from the buyer and the transfer of title from the Company to the buyer, such transactions do not meet the criteria for revenue recognition under GAAP due to the Company’s option to repurchase the land from the buyer in the future. As such, land related to such transactions remains on the Company’s accompanying consolidated balance sheet and is reclassified from land and land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. During the year ended November 30, 2024, consolidated inventory not owned increased by $1.1 billion with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2024. The increase was primarily due to consolidation of land bank option contracts and reclassifications from land and land under development to consolidated inventory not owned during

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the year ended November 30, 2024 as the Company continued to focus on increasing its controlled homesites as compared to owned homesites. The increase was partially offset by takedowns during the year ended November 30, 2024.
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
A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. As of November 30, 2024, the Company had $3.5 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites. The Company’s option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on the fair value at the time of takedown.
Deposits and pre-acquisition costs on real estate are stated at cost unless the deposit or pre-acquisition costs within a community is determined to be impaired, in which case the impaired cost is written down to fair value. Costs include deposits on land purchase contracts and capitalizable due diligence and development costs incurred prior to the acquisition of land.
Some option contracts contain a predetermined take-down schedule for the optioned land parcels. However, in substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs and the incurrence of any applicable termination fee associated with the option contract. Therefore, in all instances, the Company does not consider the take-down price to be a firm contractual obligation. In determining whether to walk away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings in the period such decision is made for the unapplied deposit amount and any related pre-acquisition costs and accrues any applicable termination fee associated with the option contract. During the years ended November 30, 2024 and 2023, the Company wrote-off $5.1 million and $19.9 million, respectively, of deposit and pre-acquisition costs. To reflect the purchase price of homesite take-downs related to option contracts that the Company decided to exercise, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying consolidated balance sheet as of November 30, 2024.
Investments in Unconsolidated Entities
The Company evaluates the long-lived assets in unconsolidated entities for indicators of impairment during each reporting period. The Company’s proportionate share of a valuation adjustment is reflected in the Company's Homebuilding, Multifamily or Lennar Other equity in earnings (losses) from unconsolidated entities with a corresponding decrease to its Homebuilding, Multifamily or Lennar Other investment in unconsolidated entities.
Additionally, the Company evaluates whether a decrease in the fair value of an investment below its carrying value is other-than- temporary. This evaluation includes an assessment of: (1) projected future distributions from the unconsolidated entities, (2) the length of the time and the extent to which the market value has been less than cost and (3) various other factors, which include, but are not limited to, relationships with the other partners and banks, general economic market conditions, unfavorable regulatory actions, land status and liquidity needs of the unconsolidated entity. If the Company determines from the evaluation of the indicators that the decline in the fair value of the investment is other-than-temporary, the Company will write-down the investment to fair value. The impairment, if any, would be included in Homebuilding other income, net, Multifamily other gain (loss) or Lennar Other other gain (loss). During the year ended November 30, 2024, the Company evaluated its investments in unconsolidated entities and concluded that no material other-than-temporary impairments were required. During the year ended November 30, 2023, the Company estimated the fair value of an investment in an unconsolidated entity using a cash flow analysis with a 15% discount rate and concluded that the investment had an other-than-temporary impairment of $36.8 million included in other income (expense), net in the Company's consolidated statements of operations and comprehensive income (loss).
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
Variable Interest Entities
GAAP requires the assessment of whether an entity is a variable interest entity ("VIE") and, if so, if the Company is the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
Generally, all major decision making in the Company’s joint ventures is shared among all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Generally, the Company has options on less than a majority of the JV’s assets at the balance sheet date and the purchase prices under its option contracts are initially negotiated at fair value.
Generally, Homebuilding, Multifamily and Lennar Other unconsolidated entities are determined to be VIEs due to insufficient equity at risk for the JV entity as the partner(s) continue to provide subordinated financial support in the form of capital contributions. Homebuilding, Multifamily and Lennar Other unconsolidated entities become VIEs and consolidate if the other partner(s) lack the intent or financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.
Goodwill
Goodwill is recorded with regard to acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for potential impairment on at least an annual basis. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If a quantitative assessment is performed, the fair value estimate is derived through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each reporting unit are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from the Company's estimate, which may cause goodwill to be impaired. The annual qualitative goodwill impairment analysis was performed as of September 30, 2024, and no impairment was recorded.
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
Operating properties and equipment are included in Homebuilding other assets in the consolidated balance sheets and were as follows:

	At November 30,
(In thousands)	2024	2023
Operating properties (1)	$358,130	300,351
Leasehold improvements	77,921	72,994
Furniture, fixtures and equipment	371,567	297,275
	807,618	670,620
Accumulated depreciation and amortization	(291,420)	(265,831)
Total	$516,198	404,789
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
At November 30, 2024 and 2023, the Financial Services segment had investment securities classified as held-to-maturity totaling $135.6 million and $140.7 million, respectively, which consist mainly of commercial mortgage-backed securities ("CMBS"), corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years.
At November 30, 2024 and 2023, the Lennar Other segment had investment securities classified as held-for-sale totaling $40.6 million and $38.0 million, respectively. Additionally, the Lennar Other segment had investments in equity securities with a readily determinable fair value (publicly traded common stock), not accounted for under the equity method, that are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The Lennar Other segment had investments in equity securities of $347.8 million and $297.2 million that are recorded at fair value with unrealized gains and losses included in earnings, as of November 30, 2024 and 2023, respectively.
For equity method investments in the Lennar Other segment, the Company records the investment as Lennar Other investments in unconsolidated entities. The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There were no impairments recorded during the years ended November 30, 2024 and 2023.
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
During the years ended November 30, 2024, 2023 and 2022, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $129.3 million, $187.6 million and $230.8 million, respectively; interest capitalized into inventories was $110.5 million, $172.0 million and $211.7 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Interest expense in costs of homes sold	$160,848	240,871	293,105
Interest expense in costs of land sold	373	1,588	498
Other interest expense (1)	18,771	15,434	19,128
Total interest expense	$179,992	257,893	312,731
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2024 and 2023, the Company's net deferred tax assets of $272.4 million and $326.5 million included a valuation allowance of $2.6 million and $2.3 million, respectively. See Note 5 for additional information.
Other Liabilities
Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2024 and 2023, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, lease liabilities, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	Years Ended November 30,
(In thousands)	2024	2023
Warranty reserve, beginning of year	$414,796	418,017
Warranties issued	288,941	286,019
Adjustments to pre-existing warranties from changes in estimates (1)	28,797	566
Payments	(286,294)	(289,806)
Warranty reserve, end of year	$446,240	414,796
(1)The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2024 and 2023 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
Self-Insurance
Reserves for estimated losses for construction defects, general liability and workers’ compensation have been established using the assistance of a third-party actuary. The third-party actuary uses the Company's historical warranty and construction defect data to assist management in estimating the unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that the Company is assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the markets and the types of products the Company builds, claim settlement patterns, insurance industry practices and legal interpretations. Given the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from the Company's currently estimated amounts. The Company’s self-insurance reserve, net of expected recoveries, as of November 30, 2024 and 2023 was $277.4 million and $245.8 million, respectively, and was included in Homebuilding other liabilities. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
preferred stock have been issued as of November 30, 2024 and 2023.
Common Stock
During the years ended November 30, 2024, 2023 and 2022 the Company’s Class A and Class B common stockholders received a per share annual dividend of $2.00, $1.50 and $1.50, respectively. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2024, Stuart Miller, the Company’s Executive Chairman and Co-Chief Executive Officer, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 40% voting power of the Company’s stock.
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At November 30, 2024, we have a remaining authorization to repurchase $3.4 billion in value of the Company's Class A or B common stock.

	Years Ended November 30,
	2024		2023
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased	11,942,725	1,612,501	7,499,660	2,500,340
Total purchase price	$1,906,049	$243,860	$851,502	$248,835
Average price per share	$159.60	$151.23	$113.54	$99.52
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
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2024, 2023 and 2022, this amount was $69.7 million, $53.4 million and $37.5 million, respectively.
Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Total compensation expense for nonvested share-based awards	$176,676	160,720	184,086
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2024, 2023 and 2022 was $141.11, $91.61 and $88.92, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2023	2,970,760	$92.51
Grants	1,504,041	$141.11
Vested	(1,665,703)	$98.95
Forfeited	(98,077)	$114.46
Nonvested shares at November 30, 2024	2,711,021	$114.72
At November 30, 2024, there was $134.2 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
average remaining contractual life of 1.8 years. For the years ended November 30, 2024, 2023 and 2022, 1.7 million, 2.0 million and 1.6 million nonvested shares, respectively, vested each year.
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
In addition, the Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Financial Services' other assets as of November 30, 2024 and 2023. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.
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

	Years Ended November 30,
(In thousands)	2024	2023
Loan origination liabilities, beginning of year	$17,598	11,787
Provision for losses	(482)	6,939
Payments	(402)	(1,128)
Loan origination liabilities, end of year	$16,714	17,598
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
LMF Commercial - Loans Held-for-Sale
The originated mortgage loans are classified as loans held-for-sale and are recorded at fair value. The Company elected the fair value option for LMF Commercial's loans held-for-sale in accordance with ASC 825, Financial Instruments, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments, which are also carried at fair value, used to economically hedge them without having to apply complex hedge accounting provisions. Changes in fair values of the loans are reflected in Financial Services revenues in the accompanying consolidated statements of operations. Interest income on these loans is calculated based on the interest rate of the loan and is recorded in Financial Services revenues in the accompanying consolidated statements of operations. Substantially all of the mortgage loans originated are sold within a short period of time in securitizations on a servicing-released, non-recourse basis; although, the Company remains liable for certain limited industry-standard representations and warranties related to loan sales. The Company recognizes revenue on the sale of loans into securitization trusts when control of the loans has been relinquished.
Multifamily
Management Fees and General Contractor Revenue
The Multifamily segment provides management services with respect to the development, construction and property management of rental projects in joint ventures in which the Company has investments or the funds the Company manages. As a result, the Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. In addition, the Multifamily segment provides general contractor services for the construction of some of the rental projects. Both management fees and general contractor revenue are recognized over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management or construction services. These customer contracts require the Company to provide management and general contractor services which represents a performance obligation that the Company satisfies over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue.
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.
In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements and disclosure.
Reclassifications
Certain prior year segment information in the consolidated financial statements has been reclassified to conform with the 2024 presentation. This reclassification was for operational purposes and between segments and had no impact on the Company's total assets, total equity, revenue, or net income in the consolidated financial statements.

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
Homebuilding segments: (1) East (2) Central (3) Texas (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	At November 30, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,662,643	175,382	30,948	40,691	4,909,664
Restricted cash	11,799	68,747	—	—	80,546
Receivables, net (1)	1,053,211	545,752	53,595	—	1,652,558
Inventory owned and consolidated inventory not owned	19,719,551	—	592,879	—	20,312,430
Deposits and pre-acquisition costs on real estate	3,625,372	—	32,643	—	3,658,015
Investments in unconsolidated entities	1,344,836	—	503,303	379,435	2,227,574
Loans held-for-sale (2)	—	2,250,718	—	—	2,250,718
Investments in equity securities (3)	—	—	—	347,810	347,810
Investments available-for-sale (4)	—	—	—	40,578	40,578
Loans held-for-investment, net	—	60,969	—	—	60,969
Investments held-to-maturity	—	135,646	—	—	135,646
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,734,698	89,637	93,450	86,430	2,004,215
Total assets	$35,594,469	3,516,550	1,306,818	894,944	41,312,781
Liabilities:
Notes and other debts payable, net	$2,258,283	1,930,956	—	—	4,189,239
Liabilities related to consolidated inventory not owned	3,563,934	—	—	—	3,563,934
Accounts payable and other liabilities	5,040,992	209,752	181,883	105,756	5,538,383
Total liabilities	$10,863,209	2,140,708	181,883	105,756	13,291,556

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	At November 30, 2023
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$6,273,724	159,491	39,334	1,948	6,474,497
Restricted cash	13,481	82,960	—	—	96,441
Receivables, net (1)	887,992	716,071	92,142	—	1,696,205
Inventory owned and consolidated inventory not owned	18,352,735	—	544,935	—	18,897,670
Deposits and pre-acquisition costs on real estate	2,002,154	—	32,063	—	2,034,217
Investments in unconsolidated entities	1,143,909	—	599,852	276,244	2,020,005
Loans held-for-sale (2)	—	2,086,809	—	—	2,086,809
Investments in equity securities (3)	—	—	—	297,243	297,243
Investments available-for-sale (4)	—	—	—	37,953	37,953
Loans held-for-investment, net	—	55,463	—	—	55,463
Investments held-to-maturity	—	140,676	—	—	140,676
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,512,038	135,377	73,187	44,464	1,765,066
Total assets	$33,628,392	3,566,546	1,381,513	657,852	39,234,303
Liabilities:
Notes and other debts payable, net	$2,816,482	2,163,805	3,741	—	4,984,028
Liabilities related to consolidated inventory not owned	2,540,894	—	—	—	2,540,894
Accounts payable and other liabilities	4,370,618	283,234	274,436	79,127	5,007,415
Total liabilities	$9,727,994	2,447,039	278,177	79,127	12,532,337
(1)Receivables, net for Financial Services primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2024 and 2023, respectively.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(3)Investments in equity securities include investments of $143.0 million and $121.0 million without readily available fair values as of November 30, 2024 and 2023, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Revenues:
Homebuilding	$33,906,426	32,660,987	31,951,335
Financial Services	1,109,263	976,859	809,680
Multifamily (1)	411,537	573,485	865,603
Lennar Other	14,226	22,035	44,392
	$35,441,452	34,233,366	33,671,010
Earnings (loss) before income taxes:
Homebuilding	$5,342,252	5,527,707	6,777,317
Financial Services (2)	577,184	509,461	383,302
Multifamily	42,635	(50,651)	69,493
Lennar Other (3)	(47,967)	(209,788)	(734,649)
Corporate and Unallocated (4)	(729,196)	(574,425)	(480,897)
	$5,184,908	5,202,304	6,014,566
(1)Revenues for Multifamily for the year ended November 30, 2022 included $237.5 million of land sales to unconsolidated entities.
(2)Financial Services operating earnings for the year ended November 30, 2022, included a $35.5 million one-time charge due to an increase in a litigation accrual related to a court judgement.
(3)Operating loss for Lennar Other for the year ended November 30, 2024 included $25.2 million of mark-to-market unrealized gains on the Company's publicly traded technology investments and a $46.5 million one-time gain on the sale of a technology investment. Operating loss for Lennar Other for the year ended November 30, 2023 included $50.2 million of mark-to-market unrealized losses on the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company's publicly traded technology investments and a $65.0 million write-off of one of the Company's non-public technology investments. Operating loss for Lennar Other for the year ended November 30, 2022 included $655.1 million of mark-to-market unrealized losses on the Company's publicly traded technology investments.
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
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s Homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the Homebuilding segments consist of revenues generated from the sales of homes and land, other revenues from management fees and forfeited deposits, equity in earnings (losses) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, and selling, general and administrative expenses incurred by the segment. Homebuilding Other also includes management of a fund that acquires single-family homes and holds them as rental properties.
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately, have homebuilding divisions located in:
East: Alabama, Florida, New Jersey and Pennsylvania
Central: Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee and Virginia
Texas: Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint")
The assets related to the Company's Homebuilding segments were as follows:

	At November 30,
(In thousands)	2024	2023
East	$7,168,086	6,563,568
Central	5,366,936	4,511,496
Texas	4,238,587	3,337,280
West	12,148,434	11,298,812
Other	1,729,407	1,511,541
Corporate and Unallocated	4,943,019	6,405,695
Total Homebuilding	$35,594,469	33,628,392

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial information relating to the Company’s homebuilding segments was as follows:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Revenues:
East	$8,492,955	8,727,154	8,389,182
Central	7,637,003	7,101,560	6,722,854
Texas	4,787,125	4,707,285	4,227,771
West	12,955,853	12,086,172	12,571,386
Other	33,490	38,816	40,142
	$33,906,426	32,660,987	31,951,335
Operating earnings (loss):
East	$1,599,024	1,991,950	2,062,654
Central	1,083,734	1,104,930	1,066,833
Texas	753,722	788,627	929,237
West	1,857,870	1,712,966	2,773,597
Other	47,902	(70,766)	(55,004)
	$5,342,252	5,527,707	6,777,317

Interest expense:
East	$40,041	55,216	70,809
Central	28,929	46,556	62,083
Texas	13,967	29,754	29,442
West	84,609	115,600	140,017
Other	12,446	10,467	10,380
	$179,992	257,593	312,731

Depreciation and amortization:
East	$32,098	33,279	23,084
Central	27,761	27,087	17,023
Texas	10,623	10,227	9,354
West	58,368	62,374	54,055
Other	346	286	774
	$129,196	133,253	104,290

Net addition to operating properties and equipment:
East	$734	637	2,065
Central	3,613	1,531	949
Texas	2,049	679	136
West	3,798	1,176	1,414
Other	54,202	45,754	6,537
	$64,396	49,777	11,101
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At November 30, 2024, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
April 2025	$250,000	250,000	500,000
June 2025	1,400,000	—	1,400,000
August 2025	325,000	325,000	650,000
October 2025	100,000	100,000	200,000
December 2026	375,000	—	375,000
Total residential facilities	$2,450,000	675,000	3,125,000
LMF commercial facilities maturing:
December 2024 (1)	200,000	—	200,000
January 2025	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$3,425,000
(1)Subsequent to November 30, 2024, the maturity date was extended to December 2025.
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
Borrowings and collateral under the facilities were as follows:

	At November 30,
(In thousands)	2024	2023
Borrowings under residential facilities	$1,776,045	2,020,187
Collateral under residential facilities	1,837,833	2,097,020
Borrowings under LMF Commercial facilities	28,747	12,525
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the years ended November 30, 2024 and 2023. Loan origination liabilities were $16.7 million and $17.6 million, as of November 30, 2024 and 2023, respectively, and included in Financial Services’ liabilities in the Company's consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Years Ended November 30,
(Dollars in thousands)	2024	2023
Originations (1)	$568,520	466,043
Sold	$522,647	430,707
Securitizations	13	10
(1)During both years ended November 30, 2024 and 2023, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At November 30, 2024 and 2023, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the years ended November 30, 2024 and 2023. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

	At November 30,
(Dollars in thousands)	2024	2023
Carrying value	$135,646	140,676
Outstanding debt, net of debt issuance costs	$126,164	131,093
Incurred interest rate	3.4%	3.4%

	At November 30, 2024
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily Segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, property management, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and from management and promote fees generated from funds and joint ventures, less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily Segment also include equity in earnings (losses) from unconsolidated entities and other gains, which includes proceeds of sales of buildings and investments.
Lennar Other
Lennar Other primarily includes strategic investments in technology companies, primarily managed by the Company's LENX subsidiary, and fund interests the Company retained when it sold the Rialto Capital Management ("Rialto") asset and investment management platform. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments, along with equity in earnings (losses) from the Rialto fund investments and technology investments, realized and unrealized gains (losses) from investments in equity securities and other income (expense), net from the remaining assets related to the Company's former Rialto segment.
The Company has investments in Blend Labs, Inc. ("Blend Labs"), Hippo Holdings, Inc. ("Hippo"), Opendoor Technologies, Inc. ("Opendoor"), SmartRent, Inc. ("SmartRent"), Sonder Holdings, Inc. ("Sonder") and Sunnova Energy

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
International, Inc. ("Sunnova"), which are held at market and the carrying value of which will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other unrealized gains (losses) from mark-to-market adjustments on the Company's technology investments:

	Years Ended November 30,
(In thousands)	2024	2023
Blend Labs (BLND)	$9,474	(130)
Hippo (HIPO)	73,243	(19,210)
Opendoor (OPEN)	(12,587)	21,762
SmartRent (SMRT)	(11,609)	5,914
Sonder (SOND)	15	(700)
Sunnova (NOVA)	(33,356)	(57,798)
Lennar Other unrealized gains (losses) from technology investments	$25,180	(50,162)
Doma Holdings, Inc. ("Doma"), which went public during the year ended November 30, 2021, is an investment that was accounted for under the equity method due to the Company's significant ownership interest of 25% of Doma which allowed the Company to exercise significant influence. During the year ended November 30, 2024, the Company sold its investment in Doma and recorded a gain of $20.9 million in other income (expense), net, in the consolidated statement of operations and comprehensive income (loss).
During the year ended November 30, 2024, there was a $46.5 million one-time realized gain in Lennar Other on the sale of a technology investment that was included in other income (expense), net and other gains (losses) on the Company’s consolidated statements of operations and comprehensive income. During the year ended November 30, 2023, the Company wrote off $65.0 million relating to one of the Company's non-public technology cost method investments which was recorded in Other income (expense), net and other gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).
3. Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

	At November 30,
(In thousands)	2024	2023
Investments in unconsolidated entities (1) (2)	$1,344,836	1,143,909
Underlying equity in unconsolidated entities' net assets (1)	1,636,307	1,436,239
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of November 30, 2024 and 2023, the carrying amount of the Company's investment was $470.8 million and $422.2 million, respectively.
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

	Years Ended November 30,
(In thousands)	2024	2023	2022
Land sales revenues (1)	$192,237	222,200	94,513
Management fees and reimbursement of expenses, net of deferrals	12,969	16,306	20,792
(1)The Company does not include in its Homebuilding equity in earnings (losses) from unconsolidated entities its pro-rata share of unconsolidated entities’ earnings (losses) resulting from land sales to the Company's homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.3 billion and $1.4 billion as of November 30, 2024 and 2023, respectively, of which the Company's maximum recourse exposure was $44.2 million and $42.1 million as of November 30, 2024 and 2023, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. The Company would be required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance. In a completion guarantee, the Company and its venture partners have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. As of November 30, 2024 and 2023, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $287.0 million and $316.5 million, respectively.
If the Company is required to make a payment under any guarantee, the payment would generally constitute a capital contribution or loan to the Homebuilding unconsolidated entity and increase the Company's investment in the unconsolidated entity and its share of any funds the entity distributes.
The Company has an immaterial amount of recourse exposure to debt of the Homebuilding unconsolidated entities in which it has investments. While the Company sometimes guarantees debt of unconsolidated entities, in most instances the Company's partners have also guaranteed that debt and are required to contribute their shares of any payments. In most instances, the amount of guaranteed debt of an unconsolidated entity is less than value of the collateral securing it.
As of both November 30, 2024 and 2023, the fair values of the repayment guarantees, maintenance guarantees and completion guarantees were not material. The Company believes that as of November 30, 2024, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 4 of the Notes to Consolidated Financial Statements).
The Upward America Ventures LP ("Upward America") is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78 million committed by Lennar. As of November 30, 2024 and 2023, the carrying amount of the Company's investment in Upward America was $20.8 million and $14.8 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain thresholds. As of both November 30, 2024 and 2023, the fair value of the completion guarantees was immaterial. As of November 30, 2024 and 2023, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $907.8 million and $1.4 billion, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of rental operation projects in Multifamily Venture Fund I.
In many instances, the Multifamily segment is appointed as the construction, development and property manager for its Multifamily unconsolidated entities and receives fees for performing this function. Each Multifamily real estate investment trust JV and fund has unilateral decision making rights related to development and other sales activity through its executive committee or asset management committee. The Multifamily segment also provides general contractor services for construction of some of the rental properties owned by unconsolidated entities in which the Company has investments. In some situations, the Multifamily segment sells land to various joint ventures and funds. The details of the activity were as follows:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2024	2023	2022
General contractor services, net of deferrals	$302,712	494,630	498,142
General contractor costs	286,991	471,676	478,620
Land sales to joint ventures	36,237	—	237,477
Management fee income, net of deferrals	49,419	67,901	63,823
The Multifamily segment includes managing and investing in Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II") and Canada Pension Plan Investments Fund (the "CPPIB Fund"), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the closing of the CPPIB Fund. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of November 30, 2024, the Company has a $26.5 million investment in the CPPIB Fund. Additional dollars will be committed as opportunities are identified by the CPPIB Fund.
Details of LMV I and LMV II as of and during the year ended November 30, 2024 are included below:

(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$126,784	228,496
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar	199,519	12,820
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
As of November 30, 2023, there were 38 rental operation projects in LMV I. During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. The Company recognized a net gain of $211.5 million on the sale of these rental operations projects which was recorded as equity in earnings (losses) in the condensed consolidated statement of operations. As a result, the Company received net cash distributions of $199.5 million.
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $140.1 million and $148.7 million as of November 30, 2024 and November 30, 2023, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds with a carrying value of $239.3 million and $127.5 million, as of November 30, 2024 and November 30, 2023, respectively. During the year ended November 30, 2024, there was a $46.5 million one-time realized gain in Lennar Other on the sale of a technology investment that was included in other income (expense), net and other gains (losses) on the Company's consolidated statements of operations and comprehensive income (loss).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Condensed Financial Information of Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to the Company's unconsolidated entities that are accounted for under the equity method, of which the Company's investments in unconsolidated entities were $2.2 billion and $2.0 billion as of November 30, 2024 and 2023, respectively. Financial information relating to the Company’s unconsolidated entities was as follows:

Balance Sheets
(In thousands)	At November 30, 2024
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$410,948	323,389	95,735	830,072
Loans receivable	—	—	11,884	11,884
Real estate owned	—	—	50,621	50,621
Investment securities	—	—	2,102,204	2,102,204
Investments in partnerships	—	—	94,183	94,183
Inventories	5,501,970	—	—	5,501,970
Operating properties and equipment	37,516	4,988,704	—	5,026,220
Other assets	1,282,274	821,201	102,879	2,206,354
	$7,232,708	6,133,294	2,457,506	15,823,508
Liabilities and equity:
Accounts payable and other liabilities	$979,910	140,000	114,244	1,234,154
Debt (1)	1,318,759	2,905,913	295,825	4,520,497
Equity	4,934,039	3,087,381	2,047,437	10,068,857
	$7,232,708	6,133,294	2,457,506	15,823,508

(In thousands)	At November 30, 2023
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$460,851	67,755	121,110	649,716
Loans receivable	—	—	27,102	27,102
Real estate owned	—	—	102,398	102,398
Investment securities	—	—	2,267,270	2,267,270
Investments in partnerships	—	—	108,532	108,532
Inventories	5,267,619	—	—	5,267,619
Operating properties and equipment	33,151	7,528,024	—	7,561,175
Other assets	1,223,438	861,321	169,858	2,254,617
	$6,985,059	8,457,100	2,796,270	18,238,429
Liabilities and equity:
Accounts payable and other liabilities	$782,802	253,531	146,593	1,182,926
Debt (1)	1,412,958	4,890,267	332,124	6,635,349
Equity	4,789,299	3,313,302	2,317,553	10,420,154
	$6,985,059	8,457,100	2,796,270	18,238,429
(1)Debt noted above is net of debt issuance costs. As of November 30, 2024 and 2023, this includes $3.2 million and $13.0 million, respectively, for Homebuilding, $16.1 million and $19.5 million, respectively, for Multifamily and an immaterial amount of debt issuance costs for Lennar Other.

Statements of Operations (In thousands) Years Ended:	Revenues	Costs and expenses	Other income (expense), net (1)	Net earnings (losses) of unconsolidated entities	Equity in earnings (losses) from unconsolidated entities
November 30, 2024	$1,719,012	1,841,128	608,145	486,029	164,099
November 30, 2023	1,857,757	2,160,564	(563,222)	(866,029)	(144,610)
November 30, 2022	1,747,336	1,695,272	197,056	249,120	(36,302)
(1)Other income (expense), net included realized and unrealized gains (losses) on investments.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Homebuilding Senior Notes and Other Debts Payable

	At November 30,
(Dollars in thousands)	2024	2023
4.75% senior notes due 2025	$499,779	499,336
5.25% senior notes due 2026	401,824	403,040
5.00% senior notes due 2027	350,974	351,357
4.75% senior notes due 2027 (1)	698,266	797,347
4.50% senior notes due 2024	—	453,682
Mortgage notes on land and other debt	307,440	311,720
	$2,258,283	2,816,482
(1)During the year ended November 30, 2024, the Company repurchased $100 million aggregate principal amount of senior notes due November 2027, through open market repurchases.
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $2.4 million and $4.2 million, as of November 30, 2024 and 2023, respectively.
In April 2024, the Company redeemed $454 million aggregate principal amount of its 4.50% senior notes due April 2024. The redemption price, which was paid in cash, was 100% of the principal amount outstanding.
In April 2024, $350 million of the Company's unsecured revolving credit facility matured.
In November 2024, the Company amended and restated the credit agreement governing its unsecured revolving credit facility (the "Credit Facility"). The maximum available borrowings on the Credit Facility were as follows:

(In thousands)	At November 30, 2024
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,650,000
Total commitments	$2,875,000
Accordion feature	625,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $477.5 million in commitments may be used for letters of credit. As of both November 30, 2024 and 2023, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2024. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2024, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The Company's outstanding letters of credit and surety bonds are below:

	At November 30,
(In thousands)	2024	2023
Performance letters of credit	$1,668,061	1,404,541
Financial letters of credit	745,578	417,976
Surety bonds	5,140,432	4,508,428
Anticipated future costs primarily for site improvements related to performance surety bonds	2,766,088	2,499,680

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The terms of each of the Company's senior notes outstanding at November 30, 2024 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Date Issued
(Dollars in thousands)
4.75% senior notes due 2025	$500,000	495,528	100%	April 2015
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027 (4)	900,000	894,650	100%	November 2017
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
(4)As of November 30, 2024, the principal amount remaining to be paid upon maturity was $700 million.
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
The terms of the Company's mortgage on land and other debt at November 30, 2024 were as follows:

	At November 30,		Various Maturity Dates Through	Interest Rates Up To	Average Interest Rate
(Dollars in thousands)	2024	2023
Carrying value	$307,440	311,720	2031	7.5%	4.4%
Retired during the year	46,005	11,835
The minimum aggregate principal maturities of Homebuilding senior notes and other debts payable during the five years subsequent to November 30, 2024 and thereafter are as follows:

(In thousands)	Debt Maturities
2025	$532,097
2026	620,942
2027	1,062,192
2028	14,099
2029	11,463
Thereafter	16,647
The Company expects to pay its near-term maturities as they come due through either cash generated from operations, the issuance of additional debt or equity offerings or borrowings under the Company's Credit Facility.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Current:
Federal	$863,867	1,037,229	1,282,037
State	292,960	271,752	330,681
	$1,156,827	1,308,981	1,612,718
Deferred:
Federal	$48,080	(53,474)	(193,667)
State	12,346	(14,494)	(52,986)
	60,426	(67,968)	(246,653)
	$1,217,253	1,241,013	1,366,065
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2024	2023	2022
Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	4.74	4.09	4.52
Tax credits (1)	(1.85)	(1.48)	(2.16)
Tax reserves and interest expense, net (2)	(0.01)	—	(0.83)
Deferred tax asset valuation allowance, net	—	(0.01)	—
Other	(0.24)	0.36	0.31
Effective rate	23.64%	23.96%	22.84%
(1)During 2022, Congress enacted the Inflation Reduction Act which included a retroactive extension of the new energy efficient home tax credit through 2032.
(2)Includes a $50.2 million benefit related to the resolution of an uncertain tax position during 2022.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	At November 30,
(In thousands)	2024	2023
Deferred tax assets:
Inventory valuation adjustments	$22,979	39,641
Reserves and accruals	198,753	193,156
Net operating loss carryforwards	43,894	52,591
Capitalized expenses	244,198	208,392
Investments in unconsolidated entities	62,395	65,254
Employee stock incentive plan	49,655	40,270
Unrealized losses on investments in equity securities	—	53,684
Other assets	39,011	51,785
Total deferred tax assets	660,885	704,773
Valuation allowance	(2,593)	(2,333)
Total deferred tax assets after valuation allowance	658,292	702,440
Deferred tax liabilities:
Capitalized expenses	170,557	151,912
Deferred income	181,145	168,316
Unrealized gains on investments in equity securities	5,358	—
Other liabilities	28,855	55,734
Total deferred tax liabilities	385,915	375,962
Net deferred tax assets	$272,377	326,478
The detail of the Company's net deferred tax assets (liabilities) was as follows:

	At November 30,
(In thousands)	2024	2023
Net deferred tax assets:
Homebuilding	$146,299	163,917
Financial Services	40,738	36,821
Multifamily	72,049	54,786
Lennar Other	13,291	70,954
Net deferred tax assets	$272,377	326,478

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

	At November 30,
(In thousands)	2024	2023
Valuation allowance (1)	$(2,593)	(2,333)
Federal tax effected NOL carryforwards (2)	23,079	26,375
State tax effected NOL carryforwards (3)	20,815	26,216
(1)As of November 30, 2024 and 2023, the deferred tax assets included valuation allowances primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2)As of November 30, 2024 and 2023, the Company had federal tax effected NOL carryforwards that may be carried forward to offset future taxable income and begin to expire in 2029.
(3)As of November 30, 2024 and 2023, the Company had state tax effected NOL carryforwards that may be carried forward from 10 to 20 years or indefinitely, depending on the tax jurisdiction, with certain losses expiring between 2025 and 2041.
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Gross unrecognized tax benefits, beginning of year	$—	—	12,285
Decreases due to settlements with tax authorities	—	—	(12,285)
Gross unrecognized tax benefits, end of year	$—	—	—
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	November 30,
(In thousands)	2024	2023
Accrued interest and penalties, beginning of the year	$—	—
Accrual of interest and penalties	—	95
Interest income from audits and refund claims	(434)	—
Increase (reduction) of interest and penalties	434	(95)
Accrued interest and penalties, end of the year	$—	—
The Company participates in an IRS examination program, the Compliance Assurance Process ("CAP"). This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance. Certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for 2019 and subsequent years.
6. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2024	2023	2022
Numerator:
Net earnings attributable to Lennar	$3,932,533	3,938,511	4,614,125
Less: distributed earnings allocated to nonvested shares	4,980	5,514	4,471
Less: undistributed earnings allocated to nonvested shares	33,843	43,022	47,509
Numerator for basic earnings per share	3,893,710	3,889,975	4,562,145
Less: net amount attributable to Rialto's Carried Interest Incentive Plan (1)	—	—	4,919
Numerator for diluted earnings per share	$3,893,710	3,889,975	4,557,226
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	272,019	283,319	289,824
Denominator for diluted earnings per share - weighted average common shares outstanding	272,019	283,319	289,824
Basic earnings per share	$14.31	13.73	15.74
Diluted earnings per share	$14.31	13.73	15.72
(1)The amounts presented relate to Rialto's Carried Interest Incentive Plan and represent the difference between the advanced tax distributions received from the Rialto funds included in the Lennar Other segment and the amount Lennar is assumed to own.
For the years ended November 30, 2024, 2023 and 2022, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
7. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at November 30, 2024 and 2023, using available market information and what the Company believes to be

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At November 30,
		2024		2023
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$60,969	61,044	55,463	55,463
Investments held-to-maturity	Level 3	135,646	138,160	140,676	139,396
LIABILITIES
Homebuilding senior notes and other debt payable, net	Level 2	$2,258,283	2,264,375	2,816,482	2,785,712
Financial Services notes and other debt payable, net	Level 2	1,930,956	1,931,515	2,163,805	2,164,441
Multifamily notes payable, net	Level 2	—	—	3,741	3,741
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
Level 3:    Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at November 30,
(In thousands)	Fair Value Hierarchy	2024	2023
Financial Services Assets:
Residential loans held-for-sale	Level 2	$2,200,402	2,073,350
LMF Commercial loans held-for-sale	Level 3	50,316	13,459
Mortgage servicing rights	Level 3	3,463	3,440
Forward options	Level 1	1,458	5,937
Lennar Other Assets:
Investments in equity securities	Level 1	204,777	176,198
Investments available-for-sale	Level 3	40,578	37,953

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	November 30,
	2024		2023
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$2,263,310	(62,907)	2,083,776	(10,426)
LMF Commercial loans held-for-sale	50,020	296	13,650	(191)
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
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of November 30, 2024 and 2023. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

November 30, 2024
Unobservable inputs
Mortgage prepayment rate	8%
Discount rate	13%
Delinquency rate	12%
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(52,482)	(26,658)	(33,287)
Mortgage loan commitments	(44,106)	1,016	43,695
Forward contracts	61,372	(28,431)	(48,790)
Forward options	(133)	(522)	(142)
Changes in fair value included in Lennar Other unrealized gains (losses) from technology investments:
Investments in equity securities	$25,180	(50,162)	(655,094)
Changes in fair value included in other comprehensive income, net of tax:
Lennar Other investments available-for-sale	$2,650	2,471	1,464
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Years Ended November 30,
	2024		2023
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,440	13,459	3,463	25,599
Purchases/loan originations	463	568,520	200	466,043
Sales/loan originations sold, including those not settled	—	(522,647)	—	(430,707)
Disposals/settlements (1)	(261)	(9,500)	(277)	(45,667)
Changes in fair value (2)	(179)	296	54	(191)
Interest and principal paydowns	—	188	—	(1,618)
Ending balance	$3,463	50,316	3,440	13,459
(1)LMF Commercial includes $9.5 million of loans that was converted to loans held-for-sale during the year ended November 30, 2024.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

	Years Ended November 30,
		2024			2023			2022
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets
Homebuilding:
Finished homes and construction in progress (2)	Level 3	$516,081	467,946	(48,135)	458,569	396,795	(61,774)	347,300	295,663	(51,637)
Land and land under development (2)	Level 3	—	—	—	52,147	49,539	(2,608)	135,844	126,135	(9,709)
Deposits and pre-acquisition costs on real estate (3)	Level 3	5,120	—	(5,120)	19,914	—	(19,914)	47,893	—	(47,893)
Investments in unconsolidated entities (4)	Level 3	—	—	—	78,834	37,792	(41,042)	1,454	—	(1,454)
Non-financial assets
Multifamily:
Land and land under development (5)	Level 3	$139,980	49,970	(90,010)	—	—	—	—	—	—
Investments in unconsolidated entities (6)	Level 3	24,753	—	(24,753)	—	—	—	—	—	—
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
(4)Valuation adjustments related to Homebuilding investments in unconsolidated entities were primarily included in other income (expense), net in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2023 and 2022, respectively.
(5)Valuation adjustments for land and land under development were included in Multifamily costs and expenses.
(6)Valuation adjustments related to Multifamily investments in unconsolidated entities were included in other income (expense), net in the Company's consolidated statements of operations and comprehensive income (loss) for the year ended November 30, 2024.
During the year ended November 30, 2023, the Company wrote off $65.0 million relating to one of the Company's non-public technology cost method investments which was recorded in Other income (expense), net and other gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).
See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Homebuilding inventory and investments in unconsolidated entities.
8. Variable Interest Entities
The Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements during the year ended November 30, 2024 and based on the Company's evaluation, it consolidated one entity that had a total assets and liabilities of $3.6 million and $3.2 million, respectively. During the year ended November 30, 2024, there were no variable interest entities ("VIEs") that were deconsolidated.
The carrying amount of the Company's consolidated VIE's assets and non-recourse liabilities are disclosed in the footnotes to the consolidated balance sheets.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. The assets held by a VIE are usually collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE, other than as a result of capital calls in accordance with business plans, unless the Company and/or the other partner(s) have entered into debt guarantees with the VIE’s lenders. Other than debt guarantee agreements with VIE’s lenders, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts, but that would require forfeiture of deposits and pre-acquisition costs.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	At November 30,
	2024		2023
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$802,901	876,035	659,224	787,226
Multifamily (2)	136,158	140,120	384,718	402,735
Financial Services (3)	135,646	135,646	140,676	140,676
Lennar Other (4)	119,258	119,258	56,009	56,009
	$1,193,963	1,271,059	1,240,627	1,386,646
(1)As of November 30, 2024 and 2023, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $20.4 million and $69.8 million, respectively. In addition, as of November 30, 2024 and 2023, there was recourse debt of VIEs of $44.2 million and $42.1 million, respectively.
(2)As of November 30, 2024 and 2023, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The maximum exposure for LMV II, in addition to the investment, also included the remaining combined equity commitment of $12.8 million as of November 30, 2023, for expenditures related to the construction and development of its projects. The decrease in exposure as of November 30, 2024 is primarily due to the removal of LMV II as the fund does not expect to call for equity in the future. As a result, LMV II is not a VIE as of November 30, 2024.
(3)As of both November 30, 2024 and 2023, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS held-to-maturity investments.
(4)At November 30, 2024 and 2023, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs. The increase in exposure was due to the Company entering into a new JV which is a VIE and its continued contributions to VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of November 30, 2024 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of November 30, 2024, land under option with third parties that the Company was economically compelled to takedown was $2.8 billion, of which $1.5 billion were land purchase contract obligations due to land banks upon maturity of the contracts. The Company’s intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $1.2 billion as of November 30, 2024.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

	At November 30,
(In thousands)	2024	2023
Non-refundable option deposits and pre-acquisition costs	$3,529,889	1,949,219
Non-refundable option deposits included in consolidated inventory not owned	520,731	451,632
Letters of credit in lieu of cash deposits under certain land and option contracts	341,834	198,920
For the year ended November 30, 2024, the Company purchased a significant portion of land from two land banks (the "Land Banks”). There were no amounts due to the Land Banks as of November 30, 2024, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of November 30, 2024, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $1.4 billion. As of November 30, 2024, total consolidated inventory not owned and liabilities related to consolidated inventory not owned relating to contracts with the Land Banks were $726.5 million and $560.0 million, respectively.
The Company believes there are other land banks that could be substituted should the Land Banks become unavailable or non-competitive with respect to land banking of future land. Thus, the Company does not believe that the loss of the Company’s relationship with these Land Banks would have a material adverse effect on the Company’s business, financial condition or cash flows.
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
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land banks) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2024, the Company had $3.5 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were recorded in deposits and pre-acquisition costs on real estate in the consolidated balance sheet.
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

(Dollars in thousands)	At November 30, 2024
Right-of-use assets	$275,248
Lease liabilities	$262,119
Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	5.0%

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2024 were as follows:

(In thousands)	Lease Payments
2025	$98,143
2026	61,238
2027	38,911
2028	30,326
2029 and thereafter	65,188
Total future minimum lease payments (1)	$293,806
Less: Interest (2)	31,687
Present value of lease liabilities (2)	$262,119
(1)Total future minimum lease payments exclude variable lease costs of $24.6 million and short-term lease costs of $2.2 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of November 30, 2024, the Company recognized the lease liabilities on its consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities were as follows:

	Years Ended November 30,
(In thousands)	2024	2023	2022
Rental expense	$125,621	104,653	105,414
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the years ended November 30, 2024 and 2023, the Company had an immaterial amount of sublease income.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $2.4 billion at November 30, 2024. Additionally, at November 30, 2024, the Company had outstanding surety bonds of $5.1 billion including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2024, there were approximately $2.8 billion, or 54%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.
Substantially all of the loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray any losses incurred by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors or others could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Financial Services’ liabilities in the Company's consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together "Co-CEOs") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2024 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2024. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including both of our Co-CEOs and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2024. The effectiveness of our internal control over financial reporting as of November 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2024, of the Company and our report dated January 23, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Miami, Florida
January 23, 2025

Item 9B. Other Information.
During the three months ended November 30, 2024, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Information about our Executive Officers" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to each of our Co-Chief Executive Officers and President, our Chief Financial Officer and our Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2025 (120 days after the end of our fiscal year).
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2025 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2025 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2024:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	162,338	$100.00	10,175,484
Equity compensation plans not approved by stockholders	—	—	—
Total	162,338	$100.00	10,175,484
(1)Both shares of Class A and Class B common stock may be issued.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2025 (120 days after the end of our fiscal year).
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2025 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a)Documents filed as part of this Report.
1.The following financial statements are contained in Item 8:
2.The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Schedule II—Valuation and Qualifying Accounts	95
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

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated April 10, 2024 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated April 10, 2024.

3.3	Bylaws of the Company, as amended effective September 28, 2022 - Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated September 28, 2022.

4.1	Description of Capital Stock - Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

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

4.4
Indenture, dated as of November 29, 2017, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 4.75% Senior Notes due 2027 - Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 29, 2017.

4.5
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 5.25% Senior Notes due June 1, 2026, including the form of 5.25% Senior Notes due June 1, 2026 - Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

4.6
Indenture, dated as of February 20, 2018, among Lennar Corporation, each of the guarantors identified therein and The Bank of New York Mellon, as trustee, governing the 5.00% Senior Notes due June 15, 2027, including the form of 5.00% Senior Notes due June 15, 2027 - Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K, dated February 16, 2018.

10.1*
Lennar Corporation 2016 Equity Incentive Plan (Amended and Restated Effective January 12, 2022) - Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 1, 2022.

10.2*
Lennar Corporation 2016 Equity Incentive Plan (Amended and Restated Effective January 12, 2022): Additional Terms for Israeli Participants, effective May 14, 2024 – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarter ended May 31, 2024.

10.3*
Lennar Corporation 2016 Incentive Compensation Plan, as Amended and Restated effective January 12, 2022 - Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

10.4
Ninth Amended and Restated Credit Agreement, dated as of November 25, 2024, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., as issuing lender and administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 25, 2024

10.5
Ninth Amended and Restated Guarantee Agreement, dated as of November 24, 2024, among certain of Lennar Corporation’s subsidiaries in favor of guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated November 25, 2024.

10.6*
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

10.9
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

10.13*
Form of the Amended and Restated 2022 Award Agreement under the Company's 2016 Equity Incentive Plan for Mr. Miller and Mr. Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

10.14*
Form of the 2022 Award Agreement for Performance Shares granted under the Company's 2016 Equity Incentive Plan for Mr. Miller and Mr. Jaffe - Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated November 17, 2022.

10.15*
2023 Award Agreements under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller, Mr. Jaffe, Ms. Bessette, Mr. McCall and Mr. Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 28, 2023.

10.16*
2023 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Collins – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.17*
Amended 2023 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Collins – Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.18*
Form of 2023 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Jaffe, Ms. Bessette and Mr. McCall - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2023.

10.19*
2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller– Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.20*
2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Jaffe – Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.21*
2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Ms. Bessette – Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.22*
2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. McCall – Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.23*
2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Sustana – Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.24*
2024 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Collins – Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.25*
Form of 2024 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Jaffe, Ms. Bessette, and Mr. McCall – Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

19**	Insider Trading Policy.

21**	List of subsidiaries.

22.1**	List of guarantor subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14a/15d-14(a) Certification of Stuart Miller.

31.2**	Rule 13a-14a/15d-14(a) Certification of Jonathan M. Jaffe.

31.3**	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.

32***	Section 1350 Certifications of Stuart Miller, Jonathan M. Jaffe and Diane Bessette.

97	Executive Officer Recovery Policy – Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2023.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2024, filed on January 23, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

101.INS**	iXBRL Instance Document.
101.SCH**	iXBRL Taxonomy Extension Schema Document.
101.CAL**	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	iXBRL Taxonomy Extension Definition.
101.LAB**	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	iXBRL Taxonomy Presentation Linkbase Document.
104****	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2024 was formatted in iXBRL.

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

LENNAR CORPORATION

/S/ STUART MILLER
Stuart Miller
Executive Chairman and Co-Chief Executive Officer
Date:	January 23, 2025

LENNAR CORPORATION

/S/ JONATHAN M. JAFFE
Jonathan M. Jaffe
Co-Chief Executive Officer and President
Date:	January 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart Miller	/S/ STUART MILLER
Executive Chairman, Co-Chief Executive Officer and Director	Date:	January 23, 2025

Jonathan M. Jaffe	/S/ JONATHAN M. JAFFE
Co-Chief Executive Officer, President and Director	Date:	January 23, 2025

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President and Chief Financial Officer	Date:	January 23, 2025

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Vice President and Controller	Date:	January 23, 2025

Directors:

Amy Banse	/S/ AMY BANSE
	Date:	January 23, 2025

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 23, 2025

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 23, 2025

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 23, 2025

Teri McClure	/S/ TERI MCCLURE
	Date:	January 23, 2025

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 23, 2025

Dacona Smith	/S/ DACONA SMITH
	Date:	January 23, 2025

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 23, 2025

Serena Wolfe	/S/ SERENA WOLFE
	Date:	January 23, 2025

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2024, 2023 and 2022

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2024
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,374	677	(652)	—	2,399
Allowance for loan losses against loans receivable	$15,414	174	—	(3,650)	11,938
Allowance against net deferred tax assets	$2,333	268	—	(8)	2,593
Year ended November 30, 2023
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,179	274	(79)	—	2,374
Allowance for loan losses against loans receivable	$11,130	5,419	—	(1,135)	15,414
Allowance against net deferred tax assets	$2,903	89	—	(659)	2,333
Year ended November 30, 2022
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,531	145	(497)	—	2,179
Allowance for loan losses against loans receivable	$2,091	9,127	—	(88)	11,130
Allowance against net deferred tax assets	$2,693	784	—	(574)	2,903