Form 10-Q
period 2025-02-28
LENNAR CORP /NEW/
filed 2025-04-04
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of February 28, 2025:
Class A 232,184,470
Class B 31,609,709

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	February 28,	November 30,
	2025 (1)	2024 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$2,283,928	4,662,643
Restricted cash	22,487	11,799
Receivables, net	1,063,934	1,053,211
Inventories:
Finished homes and construction in progress	9,091,705	10,884,861
Land and land under development	1,062,369	4,750,025
Inventory owned	10,154,074	15,634,886
Consolidated inventory not owned	3,454,642	4,084,665
Inventory owned and consolidated inventory not owned	13,608,716	19,719,551
Deposits and pre-acquisition costs on real estate	5,161,259	3,625,372
Investments in unconsolidated entities	2,645,734	1,344,836
Goodwill	3,442,359	3,442,359
Other assets	1,657,511	1,734,698
	29,885,928	35,594,469
Financial Services	3,000,778	3,516,550
Multifamily	1,275,152	1,306,818
Lennar Other	824,245	894,944
Total assets	$34,986,103	41,312,781
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
As of February 28, 2025, total assets include $3.0 billion related to consolidated VIEs of which $72.3 million is included in Homebuilding cash and cash equivalents, $4.4 million in Homebuilding receivables, net, $5.6 million in Homebuilding finished homes and construction in progress, $342.4 million in Homebuilding land and land under development, $2.5 billion in Homebuilding consolidated inventory not owned, $67.7 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities, $11.7 million in Homebuilding other assets and $35.5 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	February 28,	November 30,
	2025 (2)	2024 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,926,358	1,839,440
Liabilities related to consolidated inventory not owned	3,037,085	3,563,934
Senior notes and other debts payable, net	2,211,272	2,258,283
Other liabilities	3,076,776	3,201,552
	10,251,491	10,863,209
Financial Services	1,626,271	2,140,708
Multifamily	141,380	181,883
Lennar Other	99,617	105,756
Total liabilities	12,118,759	13,291,556
Commitments and contingent liabilities (See Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2025 and November 30, 2024 - 400,000,000 shares; Issued: February 28, 2025 - 261,330,901 shares and November 30, 2024 - 259,979,453 shares	26,133	25,998
Class B common stock of $0.10 par value; Authorized: February 28, 2025 and November 30, 2024 - 90,000,000 shares; Issued: February 28, 2025 - 36,601,215 shares and November 30, 2024 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,812,802	5,729,434
Retained earnings	21,302,131	25,753,078
Treasury stock, at cost; February 28, 2025 - 29,146,431 shares of Class A common stock and 4,991,506 shares of Class B common stock; November 30, 2024 - 23,814,148 shares of Class A common stock and 4,532,701 shares of Class B common stock	(4,424,039)	(3,649,564)
Accumulated other comprehensive income	7,351	7,529
Total stockholders’ equity	22,728,038	27,870,135
Noncontrolling interests	139,306	151,090
Total equity	22,867,344	28,021,225
Total liabilities and equity	$34,986,103	41,312,781
(2)As of February 28, 2025, total liabilities include $2.4 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $67.8 million is included in Homebuilding accounts payable, $2.3 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debt payable, $0.8 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
As of November 30, 2024, total liabilities include $2.7 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $67.3 million is included in Homebuilding accounts payable, $2.6 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debts payable, net, $45.8 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues:
Homebuilding	$7,283,870	6,930,991
Financial Services	277,077	249,720
Multifamily	63,196	129,677
Lennar Other	7,402	2,542
Total revenues	7,631,545	7,312,930
Costs and expenses:
Homebuilding	6,539,960	5,977,536
Financial Services	133,594	118,424
Multifamily	73,376	132,667
Lennar Other	23,564	9,088
Corporate general and administrative	147,378	157,321
Charitable foundation contribution	17,834	16,798
Total costs and expenses	6,935,706	6,411,834
Equity in earnings (losses) from unconsolidated entities	33,234	(30,545)
Other income, net and other gains	31,668	65,372
Lennar Other realized and unrealized losses from technology investments	(62,503)	(5,137)
Earnings before income taxes	698,238	930,786
Provision for income taxes	(169,525)	(210,865)
Net earnings (including net earnings attributable to noncontrolling interests)	528,713	719,921
Less: Net earnings attributable to noncontrolling interests	9,187	587
Net earnings attributable to Lennar	$519,526	719,334
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale	$(178)	362
Total other comprehensive income (loss), net of tax	$(178)	362
Total comprehensive income attributable to Lennar	$519,348	719,696
Total comprehensive income attributable to noncontrolling interests	$9,187	587
Basic and diluted earnings per share	$1.96	2.57

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$528,713	719,921
Adjustments to reconcile net earnings to net cash (used in ) provided by operating activities:
Depreciation and amortization	31,332	27,139
Amortization of discount/premium and accretion on debt, net	(91)	39
Equity in (earnings) loss from unconsolidated entities	(33,234)	30,545
Distributions of earnings from unconsolidated entities	11,586	8,422
Share-based compensation expense	84,085	87,680
Deferred income tax expense	23,472	11,979
Loans held-for-sale unrealized (gains) losses	(30,403)	46,052
Lennar Other realized losses and unrealized (gains) losses from technology investments and other (gains) losses	71,427	2,555
Gains on sale of other assets	(23,411)	(2,671)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	28,261	6,609
Changes in assets and liabilities:
Decrease in receivables	117,753	379,102
Increase in inventories, excluding valuation adjustments	(513,257)	(285,023)
Increase in deposits and pre-acquisition costs on real estate	(757,972)	(410,936)
(Increase) decrease in other assets	(57,501)	19,061
Decrease in loans held-for-sale	445,233	53,797
Decrease in accounts payable and other liabilities	(215,035)	(326,404)
Net cash provided by (used in) operating activities	(289,042)	367,867
Cash flows from investing activities:
Net additions of operating properties and equipment	(56,043)	(72,925)
Proceeds from the sale of other assets	40,258	5,094
Proceeds from sale of investment in unconsolidated joint ventures	233,007	—
Proceeds from sales of investments	72,003	—
Investments in and contributions to unconsolidated entities	(78,709)	(117,593)
Distributions of capital from unconsolidated entities	35,455	35,330
Acquisition, net of cash and restricted cash acquired	(231,426)	—
Decrease in Financial Services loans held-for-investment	8,467	2,749
Purchases of investment securities	(3,456)	(2,063)
Proceeds from maturities/sales of investment securities	1,934	1,493
Net cash provided by (used in) investing activities	$21,490	(147,915)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from financing activities:
Net repayments under warehouse facilities	$(533,831)	(599,514)
Principal payments on notes payable and other borrowings	(27,600)	(19,251)
Proceeds from other borrowings	—	6,230
Net cash distributed in connection with Millrose Properties, Inc. spin-off	(416,006)	—
Proceeds from liabilities related to consolidated inventory not owned	259	67,650
Payments related to liabilities related to consolidated inventory not owned	(255,862)	(252,446)
Payments related to other liabilities, net	(1,421)	(1,421)
Receipts related to noncontrolling interests	11,328	5,796
Payments related to noncontrolling interests	(5,389)	(1,979)
Common stock:
Repurchases	(774,475)	(595,100)
Dividends	(131,646)	(139,387)
Net cash used in financing activities	(2,134,643)	(1,529,422)
Net decrease in cash and cash equivalents and restricted cash	(2,402,195)	(1,309,470)
Cash and cash equivalents and restricted cash at beginning of period	4,990,210	6,570,938
Cash and cash equivalents and restricted cash at end of period	$2,588,015	5,261,468
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$2,283,928	4,950,128
Financial Services	188,833	233,846
Multifamily	15,030	27,091
Lennar Other	28,981	2,700
Homebuilding restricted cash	22,487	12,635
Financial Services restricted cash	48,756	35,068
	$2,588,015	5,261,468
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Payments of inventories financed by sellers	$320	23,081
Net non-cash contributions to unconsolidated entities	17,330	—
Non-cash impacts of Millrose Properties, Inc. spin-off:
Inventories	$(5,576,376)	—
Investments in unconsolidated entities	1,194,711	—
Other assets	(60,156)	—
Notes payable	19,000	—
Retained earnings	4,422,821	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2024 ("Form 10-K"). The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2025 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of February 28, 2025 and November 30, 2024 included $522.9 million and $265.6 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During the three months ended February 28, 2025 and February 29, 2024, the Company granted employees 1.4 million and 1.2 million of nonvested shares, respectively.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for the Company's fiscal year ending November 30, 2025 and interim reporting periods starting in the first quarter of fiscal 2026. The Company is currently reviewing the impact that the adoption of ASU 2023-07 will have on its condensed consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the Company's fiscal year ending November 30, 2026 and may be applied either retrospectively or prospectively. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the Company's fiscal year ending November 30, 2028. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Reclassifications
As a result of the Company's change in Homebuilding reportable segments following the acquisition of Rausch Coleman Homes ("Rausch") (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for more information), the Company reclassified certain prior year segment information in the condensed consolidated financial statements to conform with the 2025 presentation. This reclassification was for operational purposes and between segments and had no impact on the Company's total assets, total equity, revenue or net income in the condensed consolidated financial statements. In addition, certain amounts in the prior year's statement of cash flows were reclassified to conform with the 2025 presentation.
(2)Business Transactions
Spin-off of Millrose Properties, Inc.
On February 7, 2025, the Company completed the taxable spin-off of Millrose Properties, Inc. ("Millrose") through a distribution of approximately 80% of Millrose's stock to its stockholders. The Company will temporarily retain, but will not vote, the remaining 20% of the total outstanding shares of Millrose common stock, which it expects to dispose of through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions later in the year. In connection with the spin-off, the Company contributed to Millrose $5.6 billion in land assets, representing approximately 87,000 homesites, and cash of $1.0 billion, which included $584.0 million of cash deposits related to option contracts. The spin-off transaction accelerates Lennar's longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
Acquisition of Rausch Coleman Homes
On February 10, 2025, the Company acquired Rausch, a residential homebuilder based in Fayetteville, Arkansas. The Company acquired Rausch’s homebuilding operations while Millrose acquired Rausch's land assets and the Company has options on the land. With this acquisition, the Company expanded its footprint into new markets in Arkansas (Bentonville/Fayetteville, Little Rock and Jonesboro), Oklahoma (Tulsa and Stillwater), Alabama (Birmingham and Tuscaloosa), and Kansas/Missouri (Kansas City), while adding to its existing footprint in Texas (Houston and San Antonio), Oklahoma (Oklahoma City), Alabama (Huntsville) and Florida (Gulf Coast). The Company acquired $312.2 million of assets, primarily consisting of homes under construction, finished homesites, cash and other assets, and assumed liabilities of $50.4 million, primarily consisting of accounts payable and other liabilities. The cash consideration paid by the Company to Rausch was funded from working capital.
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
Homebuilding segments: (1) East (2) Central (3) South Central (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	February 28, 2025
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,283,928	188,833	15,030	28,981	2,516,772
Restricted cash	22,487	48,756	—	—	71,243
Receivables, net (1)	1,063,934	426,410	43,264	—	1,533,608
Inventory owned and consolidated inventory not owned	13,608,716	—	643,214	—	14,251,930
Deposits and pre-acquisition costs on real estate	5,161,259	—	10,825	—	5,172,084
Investments in unconsolidated entities (2)	2,645,734	—	472,668	375,393	3,493,795
Loans held-for-sale (3)	—	1,835,897	—	—	1,835,897
Investments in equity securities (4)	—	—	—	245,628	245,628
Investments available-for-sale (5)	—	—	—	40,401	40,401
Loans held-for-investment, net	—	52,674	—	—	52,674
Investments held-to-maturity	—	134,369	—	—	134,369
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,657,511	124,140	90,151	133,842	2,005,644
Total assets	$29,885,928	3,000,778	1,275,152	824,245	34,986,103
Liabilities:
Senior notes and other debts payable, net	$2,211,272	1,397,125	—	—	3,608,397
Liabilities related to consolidated inventory not owned	3,037,085	—	—	—	3,037,085
Accounts payable and other liabilities	5,003,134	229,146	141,380	99,617	5,473,277
Total liabilities	$10,251,491	1,626,271	141,380	99,617	12,118,759

(In thousands)	November 30, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,662,643	175,382	30,948	40,691	4,909,664
Restricted cash	11,799	68,747	—	—	80,546
Receivables, net (1)	1,053,211	545,752	53,595	—	1,652,558
Inventory owned and consolidated inventory not owned	19,719,551	—	592,879	—	20,312,430
Deposits and pre-acquisition costs on real estate	3,625,372	—	32,643	—	3,658,015
Investments in unconsolidated entities	1,344,836	—	503,303	379,435	2,227,574
Loans held-for-sale (3)	—	2,250,718	—	—	2,250,718
Investments in equity securities (4)	—	—	—	347,810	347,810
Investments available-for-sale (5)	—	—	—	40,578	40,578
Loans held-for-investment, net	—	60,969	—	—	60,969
Investments held-to-maturity	—	135,646	—	—	135,646
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,734,698	89,637	93,450	86,430	2,004,215
Total assets	$35,594,469	3,516,550	1,306,818	894,944	41,312,781
Liabilities:
Senior notes and other debt payable, net	$2,258,283	1,930,956	—	—	4,189,239
Liabilities related to consolidated inventory not owned	3,563,934	—	—	—	3,563,934
Accounts payable and other liabilities	5,040,992	209,752	181,883	105,756	5,538,383
Total liabilities	$10,863,209	2,140,708	181,883	105,756	13,291,556
(1)Receivables, net for Financial Services are primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2025 and November 30, 2024, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(2)Investments in unconsolidated entities as of February 28, 2025 include the carrying value of 20% of the total outstanding shares of Millrose common stock, which was $1.2 billion.
(3)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(4)Investments in equity securities include investments of $133.5 million and $143.0 million without readily available fair values as of February 28, 2025 and November 30, 2024, respectively.
(5)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Revenues:
Homebuilding	$7,283,870	6,930,991
Financial Services	277,077	249,720
Multifamily	63,196	129,677
Lennar Other	7,402	2,542
	$7,631,545	7,312,930
Earnings (loss) before income taxes:
Homebuilding	$809,273	1,028,796
Financial Services	143,483	131,296
Multifamily	(23)	(15,639)
Lennar Other	(89,283)	(39,548)
Corporate and Unallocated (1)	(165,212)	(174,119)
	$698,238	930,786
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
The Company renamed its Texas reportable Homebuilding segment to South Central as a result of the Rausch acquisition (see Note 2 of the Notes to Condensed Consolidated Financial Statements) in order to streamline and synergize geographic homebuilding operations, assess performance, and allocate resources across the Company’s geographic homebuilding segments. The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately have homebuilding divisions located in:
East: Florida, New Jersey and Pennsylvania
Central: Alabama, Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee,
and Virginia
South Central: Arkansas, Kansas, Missouri, Oklahoma and Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC (“FivePoint”), and Millrose investment.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The assets related to the Company’s Homebuilding segments were as follows:

(In thousands)	February 28, 2025	November 30, 2024
East	$5,615,263	6,967,571
Central	4,415,791	5,567,451
South Central	4,214,025	4,238,587
West	10,280,135	12,148,434
Other	2,938,045	1,729,407
Corporate and Unallocated	2,422,669	4,943,019
Total Homebuilding	$29,885,928	35,594,469
Financial information relating to the Company’s Homebuilding segments was as follows:

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Revenues
East	$1,653,755	1,877,938
Central	1,560,008	1,441,314
South Central	1,166,828	1,071,786
West	2,894,933	2,530,061
Other	8,346	9,892
	$7,283,870	6,930,991

Operating earnings
East	$222,622	376,909
Central	135,452	161,623
South Central	122,083	168,583
West	298,781	308,787
Other	30,335	12,894
	$809,273	1,028,796
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
At February 28, 2025, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
April 2025	$250,000	250,000	500,000
June 2025	560,000	—	560,000
August 2025	325,000	325,000	650,000
October 2025	50,000	100,000	150,000
December 2026	375,000	—	375,000
Total residential facilities	$1,560,000	675,000	2,235,000
LMF commercial facilities maturing:
December 2025	200,000	—	200,000
January 2026	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$2,535,000
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	February 28, 2025	November 30, 2024
Borrowings under the residential facilities	$1,235,008	1,776,045
Collateral under the residential facilities	1,286,848	1,837,833
Borrowings under the LMF Commercial facilities	37,465	28,747
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Mortgage investors could seek to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold based on claims that the Company breached its limited representations or warranties. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. There was no provision for loan losses for the three months ended February 28, 2025. The provision for loan losses was immaterial for the three months ended February 29, 2024. Loan origination liabilities were $16.7 million as of both February 28, 2025 and November 30, 2024, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended
(Dollars in thousands)	February 28, 2025	February 29, 2024
Originations (1)	$127,965	140,825
Sold	94,887	26,950
Securitizations	4	2
(1)During both the three months ended February 28, 2025 and February 29, 2024, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At February 28, 2025 and November 30, 2024, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three months ended February 28, 2025 and February 29, 2024. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	February 28, 2025	November 30, 2024
Carrying value	$134,369	135,646
Outstanding debt, net of debt issuance costs	124,651	126,164
Incurred interest rate	3.4%	3.4%

	February 28, 2025
	Range
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily Segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, property management, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and from management and promote fees generated from funds and joint ventures less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily segment also include equity in earnings (losses) from unconsolidated entities and other gains (losses), which includes proceeds of sales of investments.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company has/had investments in Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”) and Sunnova Energy International, Inc. (“Sunnova”), which are held at market and the carrying value of which will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other realized and unrealized losses from sales of shares and mark-to-market adjustments on the Company's technology investments:

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Blend Labs (BLND)	$(3,737)	2,936
Hippo (HIPO)	(12,890)	16,449
Opendoor (OPEN)	(18,786)	1,315
SmartRent (SMRT)	(4,483)	(1,963)
Sonder (SOND)	(19)	51
Sunnova (NOVA)	(22,588)	(23,925)
Lennar Other realized and unrealized losses from technology investments (1)	$(62,503)	(5,137)
(1)During the three months ended February 28, 2025, the Company realized a loss of $28.4 million on the sale of its shares in Blend Labs, SmartRent, Sonder and Sunnova and, as of February 28, 2025, has a small remaining interest in Sunnova.
(4)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	February 28, 2025	November 30, 2024
Investments in unconsolidated entities (1) (2)	$2,645,734	1,344,836
Underlying equity in unconsolidated entities' net assets (1) (2)	2,911,139	1,636,307
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of February 28, 2025 and November 30, 2024, the carrying amount of the Company's investment was $524.8 million and $470.8 million, respectively. Additionally, included is the carrying value of approximately 20% of the total outstanding shares of Millrose common stock, which was $1.2 billion as of February 28, 2025. The Company has determined that Millrose is a VIE, but it is not the primary beneficiary. The Company uses the equity method of accounting for its 20% investment in Millrose. The Company expects to dispose of the remaining 20% in a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions later in the year.
As of February 28, 2025 and November 30, 2024, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $421.8 million and $287.0 million, respectively.
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
As of both February 28, 2025 and November 30, 2024, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of February 28, 2025, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 8 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2024.
The Upward America Venture LP (“Upward America”) is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by the Company. As of February 28, 2025 and November 30, 2024, the carrying amount of the Company's investment in Upward America was $16.7 million and $20.8 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as constructions cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain threshold. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2024. As of both February 28, 2025 and November 30, 2024, the fair value of the completion guarantees was immaterial. As of February 28, 2025 and November 30, 2024, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $665.9 million and $907.8 million, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of rental operation projects in Multifamily Venture Fund I.
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

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
General contractor services, net of deferrals	$30,450	101,635
General contractor costs	28,314	95,688
Land sales to joint ventures	17,330	12,000
Management fee income, net of deferrals	6,941	16,042
The Multifamily segment includes managing and investing in Multifamily Venture Fund I (“LMV I”), Multifamily Venture Fund II LP (“LMV II”) and Canada Pension Plan Investments Fund (the “CPPIB Fund”), which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. The Multifamily segment completed the closing of the CPPIB Fund. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of February 28, 2025, the Company has a $27.4 million investment in the CPPIB Fund. Additional dollars will be committed as opportunities are identified by the CPPIB Fund.
Details of LMV I and LMV II are included below:

	February 28, 2025
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$114,067	224,072
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar	13,950	770
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. As of February 28, 2025, two additional LMV I rental operation projects were sold to various third-party buyers.
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $136.6 million and $140.1 million as of February 28, 2025 and November 30, 2024, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Company also had strategic technology investments in unconsolidated entities and investment funds accounted for under the equity method of accounting with a carrying value of $238.8 million and $239.3 million, as of February 28, 2025 and November 30, 2024, respectively.
(5)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three months ended February 28, 2025 and February 29, 2024:

	Three Months Ended February 28, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2024	$28,021,225	25,998	3,660	5,729,434	(3,649,564)	7,529	25,753,078	151,090
Net earnings (including net earnings attributable to noncontrolling interests)	528,713	—	—	—	—	—	519,526	9,187
Employee stock and directors plans	(64,393)	135	—	232	(64,760)	—	—	—
Purchases of treasury stock	(709,715)	—	—	—	(709,715)	—	—	—
Amortization of restricted stock	84,085	—	—	84,085	—	—	—	—
Cash dividends	(131,646)	—	—	—	—	—	(131,646)	—
Receipts related to noncontrolling interests	11,328	—	—	—	—	—	—	11,328
Payments related to noncontrolling interests	(5,389)	—	—	—	—	—	—	(5,389)
Millrose Properties, Inc. spin-off	(4,838,827)	—	—	—	—	—	(4,838,827)	—
Non-cash purchase or activity of noncontrolling interests, net	(27,859)	—	—	(949)	—	—	—	(26,910)
Total other comprehensive loss, net of tax	(178)	—	—	—	—	(178)	—	—
Balance at February 28, 2025	$22,867,344	26,133	3,660	5,812,802	(4,424,039)	7,351	21,302,131	139,306

	Three Months Ended February 29, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2023	$26,701,966	25,848	3,660	5,570,009	(1,393,100)	4,879	22,369,368	121,302
Net earnings (including net earnings attributable to noncontrolling interests)	719,921	—	—	—	—	—	719,334	587
Employee stock and directors plans	(83,473)	135	—	(65)	(83,543)	—	—	—
Purchases of treasury stock	(511,557)	—	—	—	(511,557)	—	—	—
Amortization of restricted stock	87,680	—	—	87,680	—	—	—	—
Cash dividends	(139,387)	—	—	—	—	—	(139,387)	—
Receipts related to noncontrolling interests	5,796	—	—	—	—	—	—	5,796
Payments related to noncontrolling interests	(1,979)	—	—	—	—	—	—	(1,979)
Non-cash purchase or activity of noncontrolling interests, net	(1,399)	—	—	(5,788)	—	—	—	4,389
Total other comprehensive income, net of tax	362	—	—	—	—	362	—	—
Balance at February 29, 2024	$26,777,930	25,983	3,660	5,651,836	(1,988,200)	5,241	22,949,315	130,095
On February 12, 2025, the Company paid a quarterly cash dividend of 0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business day January 29, 2025. The Company approved and paid cash dividends of $0.50 per share for each of the four quarters of 2024 for both its Class A and Class B common stock.
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At February 28, 2025, we have a remaining authorization to repurchase $2.7 billion in value of our Class A or B common stock. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended
	February 28, 2025		February 29, 2024
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B
Shares repurchased	4,770,000	458,805	3,026,128	373,872
Total purchase price	$644,618	$58,121	$454,788	$51,637
Average price per share	$135.14	$126.68	$150.29	$138.11
(6)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
(Dollars in thousands)	February 28, 2025	February 29, 2024
Provision for income taxes	$169,525	210,865
Effective tax rate (1)	24.6%	22.7%
(1)For the three months ended February 28, 2025 and February 29, 2024, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate from the prior year quarter was primarily due to a decrease in excess tax benefits from shared-based compensation and a decrease in solar tax credits.
(7)Earnings Per Share
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
(In thousands, except per share amounts)	February 28, 2025	February 29, 2024
Numerator:
Net earnings attributable to Lennar	$519,526	719,334
Less: distributed earnings allocated to nonvested shares	955	1,023
Less: undistributed earnings allocated to nonvested shares	3,862	5,877
Numerator for basic and diluted earnings per share	514,709	712,434
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	262,733	276,946
Basic and diluted earnings per share	$1.96	2.57
For both the three months ended February 28, 2025 and February 29, 2024, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(8)Homebuilding Senior Notes and Other Debt Payable

(Dollars in thousands)	February 28, 2025	November 30, 2024
4.75% senior notes due 2025	$499,890	499,779
5.25% senior notes due 2026	401,520	401,824
5.00% senior notes due 2027	350,878	350,974
4.75% senior notes due 2027	698,411	698,266
Mortgage notes on land and other debt	260,573	307,440
	$2,211,272	2,258,283
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $2.1 million and $2.4 million as of February 28, 2025 and November 30, 2024, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In November 2024, the Company amended and restated the credit agreement governing its unsecured revolving credit facility (the "Credit Facility"). During the three months ended February 28, 2025, the Company received an additional $150 million in commitments. The maximum available borrowings on the Credit Facility were as follows:

(In thousands)	At February 28, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,800,000
Total commitments	$3,025,000
Accordion feature	475,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $477.5 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2024. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2024. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	February 28, 2025	November 30, 2024
Performance letters of credit	$1,748,316	1,668,061
Financial letters of credit	924,248	745,578
Surety bonds	5,257,345	5,140,432
Anticipated future costs primarily for site improvements related to performance surety bonds	2,875,118	2,766,088
All of the senior notes are guaranteed by certain of the Company's 100% owned subsidiaries, which are primarily homebuilding subsidiaries. The guarantees are full and unconditional. The terms of guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its Annual Report on Form 10-K for the year ended November 30, 2024.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at February 28, 2025 and November 30, 2024, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At February 28, 2025		At November 30, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$52,674	52,674	60,969	61,044
Investments held-to-maturity	Level 3	134,369	136,366	135,646	138,160
LIABILITIES
Homebuilding senior notes and other debt payable, net	Level 2	$2,211,272	$2,215,537	2,258,283	2,264,375
Financial Services notes and other debt payable, net	Level 2	1,397,125	1,397,646	1,930,956	1,931,515
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		February 28, 2025	November 30, 2024
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,753,103	2,200,402
LMF Commercial loans held-for-sale	Level 3	82,794	50,316
Mortgage servicing rights	Level 3	3,297	3,463
Forward options	Level 1	2,693	1,458
Lennar Other Assets:
Investments in equity securities	Level 1	$112,154	204,777
Investments available-for-sale	Level 3	40,401	40,578
Residential and LMF Commercial loans held-for-sale in the table above include:

	February 28, 2025		November 30, 2024
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,785,606	(32,503)	2,263,310	(62,907)
LMF Commercial loans held-for-sale	83,075	(281)	50,020	296
The estimated fair values of the Company's financial instruments have been determined by using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The following methods and assumptions are used by the Company in estimating fair values.
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of February 28, 2025 and November 30, 2024. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of commercial loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its Annual Report on Form 10-K for the year ended November 30, 2024. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	February 28, 2025	November 30, 2024
Unobservable inputs:
Mortgage prepayment rate	8%	8%
Discount rate	13%	13%
Delinquency rate	14%	12%
Forward contracts, forward options and interest rate swaps - Fair value of forward contracts, forward options and interest rate swaps is based on independent quoted market prices for similar financial instruments. The fair value of these are included in Financial Services' other assets and other liabilities and the Company recognizes the changes in the fair value of the premium paid as Financial Services' Revenue.
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other unrealized gains (losses) from technology investments on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$30,403	(46,052)
Mortgage loan commitments	33,504	(30,655)
Forward contracts	(48,463)	100,292
Forward options	1,134	(344)
Interest rate swaps	(3,296)	1,554
Changes in fair value included in Lennar Other realized and unrealized gains (losses) from technology investments:
Investments in equity securities	$(62,503)	(5,137)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$(178)	362
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended
	February 28, 2025		February 29, 2024
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	50,316	3,440	13,459
Purchases/loan originations	26	127,965	61	140,825
Sales/loan originations sold, including those not settled	—	(94,887)	—	(26,950)
Disposals/settlements	(97)	—	(26)	—
Changes in fair value (1)	(95)	(281)	—	(2,128)
Interest and principal paydowns	—	(319)	—	191
Ending balance	$3,297	82,794	3,475	125,397
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended
		February 28, 2025			February 29, 2024
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Non-financial assets - Homebuilding:
Finished homes and construction in progress (2)	Level 3	$259,540	239,197	(20,343)	71,756	68,017	(3,739)
Land and land under development (2)	Level 3	190	134	(56)	2,870	—	(2,870)
Deposits and pre-acquisition costs on real estate (3)	Level 3	268	—	(268)	—	—	—
Non-financial assets - Multifamily:
Investments in unconsolidated entities (4)	Level 3	$7,594	—	(7,594)	—	—	—
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
(4)Valuation adjustments related to investments in unconsolidated entities were primarily included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three months ended February 28, 2025.
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2024.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Three Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
February 28, 2025	1,584	46	2	$14,934	$3,834
February 29, 2024	1,227	31	2	4,863	1,521
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Three Months Ended
	February 28, 2025			February 29, 2024
Unobservable inputs	Range			Range
Average selling price (1)	$215,000	—	571,000	178,000	—	197,000
Absorption rate per quarter (homes)	5	—	7	10	—	13
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the three months ended February 28, 2025 and February 29, 2024.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
below the carrying value in the Summary of Significant Accounting Policies in its Annual Report on Form 10-K for the year ended November 30, 2024.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, length of the time and the extent to which the market value has been below the carrying value, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from an unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three months ended February 28, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an other-than-temporary impairment of $7.6 million included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three months ended February 29, 2024, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment.
The Company estimates the fair value of investments in unconsolidated entities evaluated for impairment based on market conditions and assumptions made by management at the time the investment is evaluated, which may differ materially from actual results if market conditions or assumptions change.
(10)Variable Interest Entities
During the three months ended February 28, 2025, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities (“VIEs”) that were consolidated during the three months ended February 28, 2025. During the three months ended February 28, 2025, there was a deconsolidation of a VIE that had a total assets and liabilities of $315.8 million and $19.5 million, respectively.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	February 28, 2025		November 30, 2024
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$2,045,818	2,116,469	802,901	876,035
Multifamily (2)	117,083	117,993	136,158	140,120
Financial Services (3)	134,369	134,369	135,646	135,646
Lennar Other (4)	118,775	118,775	119,258	119,258
	$2,416,045	2,487,606	1,193,963	1,271,059
(1)As of February 28, 2025 and November 30, 2024, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $20.2 million and $20.4 million, respectively. In addition, as of both February 28, 2025 and November 30, 2024, there was recourse debt of VIEs of $44.2 million. As of February 28, 2025, the increase in Homebuilding’s investment in VIEs was primarily due to the Company’s temporary 20% investment in the total outstanding shares of Millrose common stock, which was $1.2 billion.
(2)As of February 28, 2025 and November 30, 2024, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs.
(3)As of both February 28, 2025 and November 30, 2024, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and related to the Financial Services' CMBS investments held-to-maturity investments.
(4)As of both February 28, 2025 and November 30, 2024, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of February 28, 2025 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of February 28, 2025, land under option with third parties that the Company was compelled to takedown was $2.5 billion, of which $1.1 billion were land purchase contract obligations due to land banks upon maturity of the contracts. The Company's intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $994.0 million as of February 28, 2025.
During the three months ended February 28, 2025, consolidated inventory not owned decreased by $630.0 million with a corresponding decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2025. The decrease was primarily due to homesite takedowns and reassessment of certain

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
option contracts. This reassessment resulted in a decrease of $1.1 billion of consolidated inventories not owned with a corresponding decrease of $1.0 billion of liabilities related to consolidated inventories not owned. The decrease was partially offset by the consolidation of homesites under option that the Company is economically compelled to takedown, which resulted in an increase of $801.4 million of consolidated inventories not owned with a corresponding increase of $739.2 million of liabilities related to consolidated inventories not owned. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of February 28, 2025. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(In thousands)	At February 28, 2025	At November 30, 2024
Non-refundable option deposits and pre-acquisition costs	$5,055,676	3,529,889
Non-refundable option deposits included in consolidated inventory not owned	417,557	520,731
Letters of credit in lieu of cash deposits under certain land and option contracts	401,454	341,834
For the three months ended February 28, 2025, the Company purchased a significant portion of land from three land banks (the “Land Banks”). There were no amounts due to the Land Banks as of February 28, 2025, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of February 28, 2025, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $2.2 billion. As of February 28, 2025, total consolidated inventory not owned and liabilities related to consolidated inventory not owned relating to contracts with the Land Banks were $815.9 million and $633.4 million, respectively.
The Company believes there are other land banks that could be substituted should the Land Banks become unavailable or non-competitive with respect to land banking of future land. Thus, the Company does not believe that the loss of the Company’s relationship with these Land Banks would have a material adverse effect on the Company’s business, financial condition or cash flows.
As discussed in Note 2, on February 7, 2025, the Company completed the spin-off of Millrose. The spin-off involved $5.6 billion of land assets, representing approximately 87,000 homesites. The Company entered into a Master Option Agreement ("Agreement") to option the land back from Millrose. As a result of entering into the Agreement with Millrose, the Company paid $584.0 million of option deposits to Millrose at the spin-off. Subsequently, on February 10, 2025, Millrose acquired Rausch’s land assets (except for any homesites with homes under construction which were acquired by the Company) and Lennar paid Millrose an additional $95.5 million in option deposits. As of February 28, 2025, total deposits and pre-acquisition costs on real estate relating to option contracts with Millrose were $680.3 million.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Warranty reserve, beginning of the period	$446,240	414,796
Warranties issued	60,468	61,776
Adjustments to pre-existing warranties from changes in estimates	2,562	(2,904)
Payments	(80,344)	(68,110)
Warranty reserve, end of period	$428,926	405,558
(1)The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2025 and February 29, 2024 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	At February 2025	At November 30, 2024
Right-of-use assets	$270,683	275,248
Lease liabilities	256,082	262,119
Weighted-average remaining lease term (in years)	4.8	4.7
Weighted-average discount rate	5.1%	5.0%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at February 28, 2025 were as follows:

(In thousands)	Lease Payments
2025	$77,685
2026	66,473
2027	40,978
2028	31,228
2029 and thereafter	71,552
Total future minimum lease payments (1)	$287,916
Less: Interest (2)	31,834
Present value of lease liabilities (2)	$256,082
(1)Total future minimum lease payments exclude variable lease costs of $27.0 million and short-term lease costs of $2.6 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company has estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date or as of December 1, 2019, which was the effective date of ASU 2016-02. As of February 28, 2025, the Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities were as follows:

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Rental expense	$51,504	26,217
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the three months ended February 28, 2025 and February 29, 2024, the Company had an immaterial amount of sublease income.

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor, including lumber, and labor; changes in trade policy affecting our business, including new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties; changes in U.S and foreign governmental laws, regulations and policies, including retaliatory policies against the United States, that may impact our business and operations; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of our investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land light strategy; any potential subsequent transactions we may enter into following our spin-off of Millrose Properties, Inc.; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the effects of public health issues such as a major epidemic or pandemic that could have a negative impact on the economy and on our businesses; labor shortages due to increased enforcement of restrictions on immigration; possible unfavorable outcomes results in legal proceedings; and conditions in the capital, credit and financial markets; changes in laws, regulations or the regulatory environment affecting our business.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on January 23, 2025 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
Outlook
Our first quarter results were achieved against the backdrop of a challenging macroeconomic environment for the housing market. We adhered to our strategy and focus on driving consistent volume and growth by matching sales and production pace and using our margin as our shock absorber. Mortgage interest rates have remained higher for longer than we expected, which has left the overall housing market weaker for longer than expected. There remains a housing deficit and actionable demand is limited by affordability and credit, which remain challenged by limited funds for a down payment as well as insufficient homebuyer income to meet qualification requirements for mortgages. Even where household income indicates an approvable mortgage qualification, elevated personal debt levels have often presented an impediment to mortgage access. Until recently, consumers have been generally confident that they will remain employed and that their compensation is secure. However, more recently, even that security has been called into question. While there continues to be a considerable number of customers looking at homes, the urgency to purchase homes remains tepid.
Against this backdrop, our strategy has remained clear. Operationally, it is to build and deliver consistent volume to maximize efficiencies, while financially, it is to drive our asset-light, land-light focus to build cash flow. Now that we have completed our Millrose spin-off, we have intensified our focus on each. We have two focuses in our operating strategy.
First, we focus on maintaining a consistent volume of production and matching our sales pace to our production pace. This allows us to maximize efficiencies in construction costs, and cycle time, in S,G&A expenses and in all elements of marketing and sales. It also delivers a consistent and even-flow volume to our trade partners so they can be more efficient and deliver cost savings to us. By matching our sales pace and our production pace, we avoid building up inventory of finished homes or developed homesites, which efficiently converts production to cash.
Our second focus is our asset-light configuration. The Millrose spin-off completed the backbone of that effort. With Millrose operational, we have a strong complement of land bank partners that undertake land acquisition and land development and provide just-in-time delivery of finished homesites that enables us to act almost entirely as a manufacturer of homes. As with all of our trade partners, our land partners will benefit from our consistent and predictable volume, which will be reflected in reduced costs to us.
To date, tariffs have had no impact on our costs. However, we have recently been discussing the potential impact of tariffs with our supply chain, including working on alternative sourcing strategies and preparing our trade partners to absorb potential increases in their costs due to tariffs. Similarly, to date we have encountered no labor disruptions due to immigration enforcement policies.
In summary, the housing market has softened as affordability and consumer confidence have limited actionable demand. Incentives have been increasing, and net housing prices seem to be moderating. At very least, housing will not be contributing to inflationary pressures, and while demand is constrained, supply is equally limited.
We expect to sell in the second quarter of 2025 between 22,500 and 23,500 homes and to deliver between 19,500 and 20,500 homes. We expect our margin to be approximately 18%, depending on market conditions. We are focused on driving sales and closings to create strong cash flow, even at reduced profitability, while maintaining properly sized inventory levels, so that as market conditions stabilize or improve, we will benefit from normalized margins across our volume.
While the short-term road ahead may still seem choppy, we are optimistic about the longer-term outlook. We have continued to drive production to meet the housing shortage that we know persists across the markets. As and when homebuyer interest normalizes, we believe pent-up demand will be activated and our margins will quickly recover. As we complete our asset-light transformation, we expect to continue to generate cash flow which we can return to stockholders through dividends and stock buybacks, while continuing to pursue strategic growth.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2025 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $519.5 million, or $1.96 per diluted share, in the first quarter of 2025, compared to net earnings attributable to Lennar of $719.3 million, or $2.57 per diluted share, in the first quarter of 2024. Excluding mark-to-market losses on technology investments, first quarter net earnings attributable to Lennar in 2025 were $566.7 million, or $2.14 per diluted share, compared to first quarter net earnings attributable to Lennar in 2024 were $723.3 million or $2.58 per diluted share.
Financial information relating to our operations was as follows:

	Three Months Ended February 28, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,240,546	—	—	—	—	7,240,546
Sales of land	35,326	—	—	—	—	35,326
Other revenues	7,998	277,077	63,196	7,402	—	355,673
Total revenues	7,283,870	277,077	63,196	7,402	—	7,631,545
Costs and expenses:
Costs of homes sold	5,888,144	—	—	—	—	5,888,144
Costs of land sold	36,077	—	—	—	—	36,077
Selling, general and administrative expenses	615,739	—	—	—	—	615,739
Other costs and expenses	—	133,594	73,376	23,564	—	230,534
Total costs and expenses	6,539,960	133,594	73,376	23,564	—	6,770,494
Equity in earnings (losses) from unconsolidated entities	35,004	—	727	(2,497)	—	33,234
Other income (expense), net and other gains (losses)	30,359	—	9,430	(8,121)	—	31,668
Lennar Other realized and unrealized losses from technology investments	—	—	—	(62,503)	—	(62,503)
Operating earnings (loss)	$809,273	143,483	(23)	(89,283)	—	863,450
Corporate general and administrative expenses	—	—	—	—	147,378	147,378
Charitable foundation contribution	—	—	—	—	17,834	17,834
Earnings (loss) before income taxes	$809,273	143,483	(23)	(89,283)	(165,212)	698,238

	Three Months Ended February 29, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$6,901,781	—	—	—	—	6,901,781
Sales of land	20,752	—	—	—	—	20,752
Other revenues	8,458	249,720	129,677	2,542	—	390,397
Total revenues	6,930,991	249,720	129,677	2,542	—	7,312,930
Costs and expenses:
Costs of homes sold	5,395,532	—	—	—	—	5,395,532
Costs of land sold	14,017	—	—	—	—	14,017
Selling, general and administrative expenses	567,987	—	—	—	—	567,987
Other costs and expenses	—	118,424	132,667	9,088	—	260,179
Total costs and expenses	5,977,536	118,424	132,667	9,088	—	6,237,715
Equity in losses from unconsolidated entities	13,302	—	(12,606)	(31,241)	—	(30,545)
Other income (expense), net and other gains (losses)	62,039	—	(43)	3,376	—	65,372
Lennar Other unrealized losses from technology investments	—	—	—	(5,137)	—	(5,137)
Operating earnings (loss)	$1,028,796	131,296	(15,639)	(39,548)	—	1,104,905
Corporate general and administrative expenses	—	—	—	—	157,321	157,321
Charitable foundation contribution	—	—	—	—	16,798	16,798
Earnings (loss) before income taxes	$1,028,796	131,296	(15,639)	(39,548)	(174,119)	930,786
Three Months Ended February 28, 2025 versus Three Months Ended February 29, 2024
On February 10, 2025, we completed our acquisition of Rausch Coleman Homes. The results of operations include activity related to Rausch Coleman Homes from February 10, 2025 to February 28, 2025. Prior year information includes only stand-alone data for Lennar Corporation for the three months ended February 29, 2024.
Revenues from home sales increased 5% in the first quarter of 2025 to $7.2 billion from $6.9 billion in the first quarter of 2024. Revenues were higher primarily due to a 6% increase in the number of home deliveries, partially offset by a 1% decrease in the average sales price of homes delivered. New home deliveries increased to 17,834 homes in the first quarter of 2025 from 16,798 homes in the first quarter of 2024. The average sales price of homes delivered was $408,000 in the first quarter of 2025, compared to $413,000 in the first quarter of 2024. The decrease in average sales price of homes delivered in the first quarter of 2025 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $1.4 billion, or 18.7% (18.8% excluding purchase accounting of $7.8 million), in the first quarter of 2025, compared to $1.5 billion, or 21.8%, in the first quarter of 2024. During the first quarter of 2025, gross margins decreased due to an increase in land costs year over year, as well as a decrease in revenue per square foot, which was partially offset by a decrease in construction costs as we continue to focus on construction cost savings.
Selling, general and administrative expenses were $615.7 million in the first quarter of 2025, compared to $568.0 million in the first quarter of 2024. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 8.5% in the first quarter of 2025, from 8.2% in the first quarter of 2024, primarily due to an increase in marketing and selling expenses.
During the three months ended February 28, 2025, our homebuilding operating earnings included $23.2 million of interest income, compared to $57.6 million of interest income in the three months ended February 29, 2024.
Operating earnings for the Financial Services segment were $142.9 million in the first quarter of 2025, compared to $130.6 million in the first quarter of 2024. The increase in operating earnings was primarily due to higher volume from increased Lennar deliveries.
The Multifamily operations were breakeven in the first quarter of 2025, compared to an operating loss of $15.5 million in the first quarter of 2024. Operating loss for the Lennar Other segment was $89.3 million in the first quarter of 2025, compared to an operating loss of $39.5 million in the first quarter of 2024. The Lennar Other operating loss for the first quarter of 2025 was primarily due to losses on our technology investments.
In the first quarter of 2025 and 2024, we had tax provisions of $169.5 million and $210.9 million, which resulted in an overall effective income tax rate of 24.6% and 22.7%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate from the prior year for the first quarter of 2025 was primarily due to a decrease in excess tax benefits from share-based compensation and a decrease in solar tax credits.

Homebuilding Segments
At February 28, 2025, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 3 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended February 28, 2025
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins (Loss) on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$1,627,897	1,278,646	21.5%	188,049	72	2,735	6,638	25,128	222,622
Central	1,557,554	1,269,983	18.5%	134,263	(1,901)	854	(3)	2,239	135,452
South Central	1,160,523	946,529	18.4%	119,172	2,664	701	(2)	(452)	122,083
West	2,888,685	2,386,679	17.4%	299,625	(1,586)	1,248	(28)	(478)	298,781
Other (2)	5,887	6,307	(7.1)%	(4,446)	—	2,460	28,399	3,922	30,335
Totals	$7,240,546	5,888,144	18.7%	736,663	(751)	7,998	35,004	30,359	809,273

	Three Months Ended February 29, 2024
	Gross Margins			Operating Earnings (Loss)
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin %	Net Margins (Loss) on Sales of Homes (1)	Gross Margins (Loss) on Sales of Land	Other Revenues	Equity in Earnings from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$1,862,885	1,342,969	27.9%	346,339	5,263	2,311	7,097	15,899	376,909
Central	1,440,429	1,155,758	19.8%	150,334	(421)	886	16	10,808	161,623
South Central	1,070,159	831,873	22.3%	161,594	1,042	612	—	5,335	168,583
West	2,521,491	2,055,622	18.5%	287,062	851	1,644	2,477	16,753	308,787
Other (2)	6,817	9,310	(36.6)%	(7,067)	—	3,005	3,712	13,244	12,894
Totals	$6,901,781	5,395,532	21.8%	938,262	6,735	8,458	13,302	62,039	1,028,796
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs and/or impairments in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.
Summary of Homebuilding Data
Deliveries:

	First Quarter
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	4,311	4,583	$1,668,880	1,905,846	$387,000	416,000
Central	4,029	3,701	1,557,555	1,440,429	387,000	389,000
South Central	4,730	4,263	1,160,523	1,070,159	245,000	251,000
West	4,756	4,238	2,888,685	2,521,491	607,000	595,000
Other	8	13	5,886	6,817	736,000	524,000
Total	17,834	16,798	$7,281,529	6,944,742	$408,000	413,000
Of the total homes delivered listed above, 80 homes with a dollar value of $41.0 million and an average sales price of $512,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2025, compared to 77 home deliveries with a dollar value of $43.0 million and an average sales price of $558,000 for the three months ended February 29, 2024.

Sales Incentives (1):

	First Quarter
	2025	2024	2025	2024
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$67,400	46,500	14.9%	10.1%
Central	50,600	46,500	11.6%	10.7%
South Central	58,400	54,900	19.2%	18.0%
West	65,300	54,200	9.7%	8.4%
Other	97,300	89,300	11.7%	14.6%
Total	$60,600	50,600	12.9%	10.9%
(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	First Quarter
	2025	2024	2025	2024	2025	2024	2025	2024
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	330	284	3,974	4,383	$1,526,559	1,851,718	$384,000	422,000
Central	447	340	4,639	4,417	1,835,498	1,764,896	396,000	400,000
South Central	387	233	4,921	4,431	1,172,861	1,119,999	238,000	253,000
West	418	368	4,811	4,927	2,888,650	2,996,239	600,000	608,000
Other	2	2	10	18	7,164	9,530	716,000	529,000
Total	1,584	1,227	18,355	18,176	$7,430,732	7,742,382	$405,000	426,000
Of the total homes listed above, 101 homes with a dollar value of $59.9 million and an average sales price of $593,000 represent homes in 11 active communities from unconsolidated entities for the three months ended February 28, 2025, compared to 46 homes with a dollar value of $25.2 million and an average sales price of $548,000 in six active communities for the three months ended February 29, 2024.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2025 and February 29, 2024.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	First Quarter
	2025	2024
East	16%	16%
Central	11%	11%
South Central	16%	17%
West	11%	11%
Other	23%	5%
Total	14%	14%
Backlog:

	First Quarter
	2025 (1)	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	2,999	6,310	$1,333,063	2,632,787	$445,000	417,000
Central	4,045	3,949	1,684,706	1,722,219	416,000	436,000
South Central	3,027	2,063	725,427	525,781	240,000	255,000
West	3,071	3,940	2,021,262	2,547,090	658,000	646,000
Other	3	8	1,626	4,241	542,000	530,000
Total	13,145	16,270	$5,766,084	7,432,118	$439,000	457,000
Of the total homes in backlog listed above, 100 homes with a backlog dollar value of $82.7 million and an average sales price of $827,000 represent the backlog from unconsolidated entities at February 28, 2025, compared to 116 homes with a backlog dollar value of $57.5 million and an average sales price of $495,000 at February 29, 2024.

(1) As of February 28, 2025, backlog includes 980 homes acquired in connection with the Rausch Coleman Homes acquisition. Of the homes in backlog, 214 and 766 homes were in the Central and South Central homebuilding segments, respectively. As of February 28, 2025, backlog also includes 11 homes acquired from a small builder in the West homebuilding segment.
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
Three Months Ended February 28, 2025 versus Three Months Ended February 29, 2024
Homebuilding East: Revenues from home sales decreased in the first quarter of 2025 compared to the first quarter of 2024, primarily due to a decrease in both the average sales price of homes delivered and the number of home deliveries in all the states in the segment except in New Jersey, which was partially offset by an increase in the average sales price of homes delivered and the number of home deliveries in New Jersey. The decrease in the average sales price of homes delivered in Florida and Pennsylvania was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in New Jersey was primarily due to product mix. The decrease in the number of home deliveries in Florida and Pennsylvania was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The increase in the number of home deliveries in New Jersey was primarily due to an increase in the number of active communities. In the first quarter of 2025, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, gross margin percentage of home deliveries decreased year over year.
Homebuilding Central: Revenues from home sales increased in the first quarter of 2025 compared to the first quarter of 2024, primarily due to an increase in the number of home deliveries in all the states in the segment except in Maryland, Minnesota and South Carolina, which was partially offset by a decrease in the average sales price of homes delivered in Alabama, Georgia, North Carolina, South Carolina and Virginia. The increase in the number of home deliveries in Alabama, Georgia, Illinois, Indiana, North Carolina, Tennessee and Virginia was primarily due to an increase in the number of active communities including communities acquired from Rausch. The decrease in the number of home deliveries in Maryland, Minnesota and South Carolina was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Alabama, Georgia, North Carolina, South Carolina and Virginia was primarily due to pricing to market through an increased use of incentives and product mix. The increase in the average sales price of homes delivered in Illinois, Indiana, Maryland, Minnesota and Tennessee was primarily due to product mix. In the first quarter of 2025, an increase in revenues per square foot and a decrease in costs per square foot was more than offset by an increase in land costs per square foot. Overall, the gross margin percentage of home deliveries decreased year over year.
Homebuilding South Central: Revenues from home sales increased in the first quarter of 2025 compared to the first quarter of 2024, primarily due to an increase in the number of home deliveries in all states in the segment, which was partially offset by a decrease in the average sales price of homes delivered. The increase in the number of home deliveries was primarily due to an increase in the number of active communities including communities acquired from Rausch. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the first quarter of 2025, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of home deliveries decreased year over year.
Homebuilding West: Revenues from home sales increased in the first quarter of 2025 compared to the first quarter of 2024, primarily due to an increase in the number of home deliveries in all the states in the segment except in Colorado, Nevada and Oregon, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in California and Idaho. The increase in the number of home deliveries in Arizona, California, Idaho, Utah and Washington was primarily due to an increase in the number of active communities and deliveries per active community. The decrease in the number of home deliveries in Colorado, Nevada and Oregon was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The decrease in the average sales price of homes delivered in Arizona, Colorado, Nevada, Oregon, Utah and Washington was primarily due to pricing to market through an increased use of incentives. The increase in the average sales price of homes delivered in California and Idaho was primarily due to product mix. In the first quarter of 2025, an increase in revenues per square foot and a decrease in costs per square foot were more than offset by an increase in land costs per square foot. Overall, the gross margin percentage of home deliveries decreased year over year.

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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended
(Dollars in thousands)	February 28, 2025	February 29, 2024
Dollar value of mortgages originated	$4,443,000	4,111,000
Number of mortgages originated	12,200	11,500
Mortgage capture rate of Lennar homebuyers	85%	85%
Number of title and closing service transactions	18,200	17,800
At February 28, 2025 and November 30, 2024, the carrying value of Financial Services' commercial mortgage-backed securities was $134.4 million and $135.6 million, respectively. Details of these securities and related debt are disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development, construction and property management of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	February 28, 2025	November 30, 2024
Multifamily investments in unconsolidated entities	$472,668	503,303
Lennar's net investment in Multifamily	1,125,271	1,116,295
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. As of February 28, 2025, two additional LMV I rental operation projects were sold to various third-party buyers.

Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform, as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. At February 28, 2025 and November 30, 2024, we had $824.2 million and $894.9 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $375.4 million and $379.4 million, respectively. The investments in equity securities of Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”), and Sunnova Energy International, Inc. (“Sunnova”) are carried at market and will therefore change depending on the market value of our shareholdings in those entities on the last day of each quarter. All of the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. Details of these investments are included within Note 3 of the Notes to Condensed Consolidated Financial Statements. The following is a detail of Lennar Other realized and unrealized gains (losses) from sales of shares and mark-to-market adjustments on our publicly traded technology investments:

	Three Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Blend Labs (BLND)	$(3,737)	2,936
Hippo (HIPO)	(12,890)	16,449
Opendoor (OPEN)	(18,786)	1,315
SmartRent (SMRT)	(4,483)	(1,963)
Sonder (SOND)	(19)	51
Sunnova (NOVA)	(22,588)	(23,925)
Lennar Other realized and unrealized losses from technology investments (1)	$(62,503)	(5,137)
(1)During the three months ended February 28, 2025, we realized a loss of $28.4 million on the sale of our shares in Blend Labs, SmartRent, Sonder and Sunnova and, as of February 28, 2025, have a small remaining interest in Sunnova.
(2) Financial Condition and Capital Resources
At February 28, 2025, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.6 billion, compared to $5.0 billion at November 30, 2024 and $5.3 billion at February 29, 2024.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At February 28, 2025, we had $2.3 billion of homebuilding cash and cash equivalents and no outstanding borrowings under our $3.0 billion revolving credit facility, thereby providing approximately $5.3 billion of available capacity.
Operating Cash Flow Activities
During the three months ended February 28, 2025 and February 29, 2024, cash (used in) provided by operating activities totaled ($289) million and $368 million, respectively. During the three months ended February 28, 2025, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, land development and construction costs of $513 million, an increase in deposits and pre-acquisition costs on real estate of $758 million as we increased the percentage of controlled homesites primarily as a result of option contracts with Millrose Properties, Inc. ("Millrose"), and a decrease in accounts payable and other liabilities of $215 million. This was offset by our net earnings and a decrease in loans held-for-sale of $445 million primarily related to the sale of loans originated by our Financial Services segment.
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
Investing Cash Flow Activities
During the three months ended February 28, 2025 and February 29, 2024, cash provided by (used in) investing activities totaled $21 million and ($148) million, respectively. During the three months ended February 28, 2025, our cash provided by investing activities was primarily due to $233 million received from the sale of an investment in a joint venture, $72 million proceeds from the sale of investments and distributions of capital from unconsolidated entities of $35 million, which primarily included (1) $15 million from Homebuilding unconsolidated entities, (2) $17 million from Multifamily entities and (3) $4 million from our Lennar Other unconsolidated entities. This was partially offset by the $231 million acquisition of Rausch Coleman Homes ("Rausch"), net of cash acquired. In addition, we had cash contributions of $79 million to unconsolidated entities, which included (1) $67 million to Homebuilding unconsolidated entities, (2) $4 million to Lennar other unconsolidated entities and (3) $8 million to Multifamily unconsolidated entities and $56 million of net additions of operating properties and equipment.
During the three months ended February 29, 2024, our cash used in investing activities was primarily due to cash contributions of $118 million to unconsolidated entities, which included (1) $56 million to Homebuilding unconsolidated entities, (2) $54 million to Lennar Other unconsolidated entities, and (3) $7 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $35 million, which primarily included (1) $23 million from Homebuilding unconsolidated entities, (2) $8 million from our Lennar Other unconsolidated entities, and (3) $4 million from Multifamily entities.
Financing Cash Flow Activities
During the three months ended February 28, 2025 and February 29, 2024, cash used in financing activities totaled $2.1 billion and $1.5 billion, respectively. During the three months ended February 28, 2025, cash used in financing activities was primarily due to (1) $534 million of net repayments under our Financial Services' warehouse facilities; (2) $416 million net cash in connection with Millrose spin-off; (3) $256 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks; (4) $775 million of repurchases of our common stock, which included $710 million of repurchases under our repurchase program and $65 million of repurchases related to our equity compensation plan; and (5) $132 million of dividend payments.
During the three months ended February 29, 2024, cash used in financing activities was primarily due to (1) $600 million of net repayments under our Financial Services' warehouse facilities; (2) $595 million of repurchases of our common stock, which included $512 million of repurchases under our repurchase program and $84 million of repurchases related to our equity compensation plan; (3) $139 million of dividend payments; and (4) $185 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2025	November 30, 2024	February 29, 2024
Homebuilding debt	$2,211,272	2,258,283	2,830,332
Stockholders’ equity	22,728,038	27,870,135	26,647,835
Total capital	$24,939,310	30,128,418	29,478,167
Homebuilding debt to total capital	8.9%	7.5%	9.6%
Homebuilding debt	$2,211,272	2,258,283	2,830,332
Less: Homebuilding cash and cash equivalents	2,283,928	4,662,643	4,950,128
Net Homebuilding debt	$(72,656)	(2,404,360)	(2,119,796)
Net Homebuilding debt to total capital (1)	(0.3)%	(9.4)%	(8.6)%
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
At February 28, 2025, Homebuilding debt to total capital was higher compared to November 30, 2024, primarily as a result of a decrease in stockholders' equity due to the spin-off of Millrose and share repurchases, partially offset by net earnings and a decrease in Homebuilding debt due to debt paydowns. At February 28, 2025, Homebuilding debt to total capital was lower compared to February 29, 2024, primarily as a result of a decrease in stockholders' equity due to the spin-off of Millrose and share repurchases, partially offset by net earnings and a decrease in Homebuilding debt due to debt paydowns.

We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock, strategic transactions to accelerate our land light strategy or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, joint ventures as we continue to move towards being a pure play homebuilding company.
On February 7, 2025, we successfully completed the taxable spin-off of Millrose from Lennar through a distribution of approximately 80% of Millrose's stock to our stockholders. We will temporarily retain, but will not vote, the remaining 20% of the total outstanding shares of Millrose common stock, which we expect to dispose of through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions later in the year. In connection with the spin-off, we contributed to Millrose $5.6 billion in land assets and cash of $1.0 billion, which included $584 million of cash deposits related to option contracts. The spin-off transaction accelerates our longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
On February 10, 2025, we acquired Rausch, a residential homebuilder based in Fayetteville, Arkansas. We acquired Rausch’s homebuilding operations while Millrose acquired Rausch's land assets and we have options on the land. With this acquisition, we have expanded our footprint into new markets in Arkansas (Bentonville/Fayetteville, Little Rock and Jonesboro), Oklahoma (Tulsa and Stillwater), Alabama (Birmingham and Tuscaloosa), and Kansas/Missouri (Kansas City), while adding to its existing footprint in Texas (Houston and San Antonio), Oklahoma (Oklahoma City), Alabama (Huntsville) and Florida (Gulf Coast).
Our Homebuilding senior notes and other debt payable as well as letters of credit and surety bonds are summarized within Note 8 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Three Months Ended
(Dollars in thousands)	February 28, 2025	February 29, 2024
Homebuilding average debt outstanding	$2,236,667	$2,839,363
Average interest rate	4.8%	4.8%
Interest incurred	$31,489	36,511
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	February 28, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,800,000
Total commitments	$3,025,000
Accordion feature	475,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. During the three months ended February 28, 2025, we received an additional $150 million in commitments. The Credit Facility also provides that up to $477.5 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in our Financial Condition and Capital Resources section in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Under the agreement governing our Credit Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of February 28, 2025. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility agreement as of February 28, 2025:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2025
Minimum net worth test	$10,000,000	16,321,992
Maximum leverage ratio	60.0%	4.6%
Liquidity test	1.00	(226.00)

Financial Services Warehouse Facilities
Our Financial Services segment uses residential mortgage loan warehouse facilities to finance its residential lending activities until the mortgage loans are sold to investors and the proceeds are collected. The facilities are non-recourse to us and are expected to be renewed or replaced with other facilities when they mature. The LMF Commercial warehouse facilities finance LMF Commercial loan origination and securitization activities and are secured by up to 80% interests in the originated commercial loans financed. These facilities and the related borrowings and collateral are detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At February 28 2025, we have a remaining authorization to repurchase $2.7 billion in value of our Class A or B common stock. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the three months ended February 28, 2025 and February 29, 2024 are included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
During the three months ended February 28, 2025, treasury shares increased by 5.8 million shares primarily due to our repurchase of 5.2 million shares of Class A and Class B common stock through our stock repurchase program. During the three months ended February 29, 2024, treasury shares increased by 3.6 million shares primarily due to our repurchase of 3.4 million shares of Class A and Class B common stock through our stock repurchase program.
On February 7, 2025, we distributed a stock dividend consisting of 120,980,401 shares of Millrose Class A common stock outstanding and 11,819,811 shares of Millrose Class B common stock outstanding (representing approximately 80% of the total outstanding shares of Millrose common stock) to each holder of Lennar Class A or Class B common stock as of the close of business on January 21, 2025, the record date of the Millrose spin-off.
On February 12, 2025, we paid a quarterly cash dividend of 0.50 per share for both our Class A and Class B common stock to holders of record at the close of business day January 29, 2025. We approved and paid cash dividends of $0.50 per share for each of the four quarters of 2024 for both its Class A and Class B common stock.
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
The indentures governing our senior notes require that, if any of our 100% owned subsidiaries, other than our finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Included in the following tables as part of “Obligors” together with Lennar Corporation are subsidiary entities that are not finance company subsidiaries or foreign subsidiaries and were guaranteeing the senior notes because at February 28, 2025 they were guaranteeing Lennar Corporation's letter of credit facilities and its Credit Facility, disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee of Lennar senior notes will be suspended at any time when it is not directly or indirectly guaranteeing at least $75 million principal amount of debt of Lennar Corporation (other than senior notes), and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at February 28, 2025 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	February 28, 2025	November 30, 2024
Due from non-guarantor subsidiaries	$13,932,597	18,396,060
Equity method investments	2,356,934	1,078,635
Total assets	40,401,865	50,251,091
Total liabilities	9,407,173	10,067,424

Three Months Ended
(In thousands)	February 28, 2025
Total revenues	$7,005,631
Operating earnings	794,557
Earnings before income taxes	632,631
Net earnings attributable to Lennar	477,240
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with applicable debt covenants at February 28, 2025.
Homebuilding: Investments in Unconsolidated Entities
As of February 28, 2025, we had equity investments in 53 active Homebuilding and land unconsolidated entities (of which 5 had recourse debt, 14 had non-recourse debt and 34 had no debt) and 51 active Homebuilding and land unconsolidated entities at November 30, 2024. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from each partner. Details regarding these investments, balances and debt are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Bank debt without recourse to Lennar	$1,346,172	244,224	163,692	335,654	602,602	—
Land seller and other debt without recourse to Lennar	59	—	—	—	59	—
Maximum recourse debt exposure to Lennar	44,241	—	12,331	—	31,910	—
Debt issuance costs	(2,430)	—	—	—	—	(2,430)
Total	$1,388,042	244,224	176,023	335,654	634,571	(2,430)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We temporarily hold an approximately 20% investment in the total outstanding shares of Millrose common stock, which we expect to dispose of through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions later in the year.
Multifamily: Investments in Unconsolidated Entities
At February 28, 2025, Multifamily had equity investments in 24 active unconsolidated entities that are engaged in multifamily residential developments (of which 17 had non-recourse debt and 7 had no debt) and 23 active unconsolidated entities at November 30, 2024. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’

capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II and Canada Pension Plan Investments Fund, which are long-term multifamily development investment vehicles involved in the development, construction and property management of class-A multifamily assets. Details of each fund as of and during the three months ended February 28, 2025 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 28, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Debt without recourse to Lennar	$2,458,957	336,420	1,098,001	777,565	246,971	—
Debt issuance costs	(14,295)	—	—	—	—	(14,295)
Total	$2,444,662	336,420	1,098,001	777,565	246,971	(14,295)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and are recorded as equity in earnings (losses) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $136.6 million and $140.1 million as of February 28, 2025 and November 30, 2024, respectively.
As of February 28, 2025 and November 30, 2024, we had strategic technology investments in unconsolidated entities of $238.8 million and $239.3 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and homeownership experience, and help us stay at the forefront of homebuilding innovation. Details regarding these investments are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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

The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
February 28, 2025	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	116,953	1,246	118,199
Central	132,879	4,242	137,121
South Central	172,985	2,214	175,199
West	105,947	3,503	109,450
Other	4,649	1,561	6,210
Total homesites	533,413	12,766	546,179	0.2
% of total homesites	98%	2%

				Years of
February 29, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	83,792	18,324	102,116
Central	69,738	33,669	103,407
South Central	94,065	19,789	113,854
West	70,746	22,784	93,530
Other	4,828	1,891	6,719
Total homesites	323,169	96,457	419,626	1.3
% of total homesites	77%	23%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, except for a decrease of $534 million in borrowings under the Financial Services' warehouse repurchase facilities and a decrease of $449 million in land purchase contract obligations.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended February 28, 2025 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. Since November 30, 2024, there have been no material changes in market risk exposures associated with interest rate risk.
As of February 28, 2025, we had no outstanding borrowings under our Credit Facility.
As of February 28, 2025, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.2 billion under residential facilities and $37.5 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2025

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2025	2026	2027	2028	2029	2030	Thereafter	Total	2025
LIABILITIES:
Homebuilding:
Senior Notes and other debt payable:
Fixed rate	$514.2	602.1	1,057.7	10.1	11.5	2.9	12.1	2,210.6	2,215.5
Average interest rate	4.6%	4.3%	4.8%	3.0%	7.5%	5.6%	6.6%	4.7%	—
Financial Services:
Notes and other debt payable:
Fixed rate	$—	—	—	—	—	—	124.7	124.7	125.2
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,269.1	3.4	—	—	—	—	—	1,272.5	1,272.5
Average interest rate	5.9%	6.4%	—	—	—	—	—	5.9%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
Item 4. Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together, “Co-CEOs”) and our Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2025 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2025. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, or in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. There have been no material changes in our risk factors from those disclosed in those reports, other than the impact of inflation, increased interest rates, possible effects of tariffs and increased enforcement of restrictions on immigration, which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2025:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2) (In thousands)
December 1 to December 31, 2024	2,710,306	$137.92	2,709,500	$3,043,412
January 1 to January 31, 2025	1,802,303	$134.73	1,651,238	$2,820,457
February 1 to February 28, 2025	1,219,766	$122.18	868,067	$2,714,335
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

Item 6. Exhibits

10.1	* **	2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Stuart Miller.
10.2	* **	2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Jon Jaffe.
10.3	* **	2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Diane Bessette.
10.4	* **	2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mark Sustana.
10.5	* **	2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for David Collins.
10.6	* **	Form of 2025 Award Agreement under the Company’s 2016 Equity Incentive Plan, as amended and restated, for Stuart Miller, Jon Jaffe, and Diane Bessette.
31.1	**	Rule 13a-14(a) certification by Stuart Miller.
31.2	**	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3	**	Rule 13a-14(a) certification by Diane Bessette.
32.	***	Section 1350 certifications by Stuart Miller, Jonathan M. Jaffe, and Diane Bessette.
101.	**	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, filed on April 4, 2025, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 4, 2025	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	April 4, 2025	/s/ David Collins
David Collins
Vice President and Controller