Form 10-Q
period 2025-05-31
LENNAR CORP /NEW/
filed 2025-07-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of May 31, 2025:
Class A 227,601,639
Class B 31,405,194

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	May 31,	November 30,
	2025 (1)	2024 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,168,143	4,662,643
Restricted cash	23,987	11,799
Receivables, net	995,664	1,053,211
Inventories:
Finished homes and construction in progress	10,104,530	10,884,861
Land and land under development	1,270,931	4,750,025
Inventory owned	11,375,461	15,634,886
Consolidated inventory not owned	2,660,686	4,084,665
Inventory owned and consolidated inventory not owned	14,036,147	19,719,551
Deposits and pre-acquisition costs on real estate	5,265,591	3,625,372
Investments in unconsolidated entities	2,699,981	1,344,836
Goodwill	3,442,359	3,442,359
Other assets	1,759,645	1,734,698
	29,391,517	35,594,469
Financial Services	3,059,237	3,516,550
Multifamily	1,133,255	1,306,818
Lennar Other	790,537	894,944
Total assets	$34,374,546	41,312,781
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
As of May 31, 2025, total assets include $2.3 billion related to consolidated VIEs of which $56.0 million is included in Homebuilding cash and cash equivalents, $3.1 million in Homebuilding receivables, net, $37.8 million in Homebuilding finished homes and construction in progress, $342.0 million in Homebuilding land and land under development, $1.8 billion in Homebuilding consolidated inventory not owned, $72.3 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities, $8.2 million in Homebuilding other assets and $35.1 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	May 31,	November 30,
	2025 (2)	2024 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$2,126,002	1,839,440
Liabilities related to consolidated inventory not owned	2,317,996	3,563,934
Senior notes and other debts payable, net	2,791,987	2,258,283
Other liabilities	2,584,497	3,201,552
	9,820,482	10,863,209
Financial Services	1,592,386	2,140,708
Multifamily	134,922	181,883
Lennar Other	94,874	105,756
Total liabilities	11,642,664	13,291,556
Commitments and contingent liabilities (See Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2025 and November 30, 2024 - 400,000,000 shares; Issued: May 31, 2025 - 261,355,858 shares and November 30, 2024 - 259,979,453 shares	26,136	25,998
Class B common stock of $0.10 par value; Authorized: May 31, 2025 and November 30, 2024 - 90,000,000 shares; Issued: May 31, 2025 - 36,601,215 shares and November 30, 2024 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,842,732	5,729,434
Retained earnings	21,645,991	25,753,078
Treasury stock, at cost; May 31, 2025 - 33,754,219 shares of Class A common stock and 5,196,021 shares of Class B common stock; November 30, 2024 - 23,814,148 shares of Class A common stock and 4,532,701 shares of Class B common stock	(4,945,458)	(3,649,564)
Accumulated other comprehensive income	6,019	7,529
Total stockholders’ equity	22,579,080	27,870,135
Noncontrolling interests	152,802	151,090
Total equity	22,731,882	28,021,225
Total liabilities and equity	$34,374,546	41,312,781
(2)As of May 31, 2025, total liabilities include $1.7 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $31.0 million is included in Homebuilding accounts payable, $1.7 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debt payable, $0.8 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
Revenues:
Homebuilding	$7,843,862	8,381,059	15,127,732	15,312,050
Financial Services	298,098	281,723	575,175	531,443
Multifamily	230,305	99,500	293,501	229,177
Lennar Other	5,237	3,310	12,639	5,852
Total revenues	8,377,502	8,765,592	16,009,047	16,078,522
Costs and expenses:
Homebuilding	7,147,552	7,106,455	13,687,512	13,083,991
Financial Services	140,818	134,711	274,412	253,135
Multifamily	254,677	102,205	328,053	234,872
Lennar Other	30,025	26,841	53,589	35,929
Corporate general and administrative	155,853	156,982	303,231	314,303
Charitable foundation contribution	20,131	19,690	37,965	36,488
Total costs and expenses	7,749,056	7,546,884	14,684,762	13,958,718
Equity in earnings (losses) from unconsolidated entities	12,116	(4,309)	45,351	(34,854)
Other income, net and other gains	30,759	68,172	62,426	133,544
Lennar Other realized and unrealized losses from technology investments	(29,440)	(21,514)	(91,943)	(26,651)
Earnings before income taxes	641,881	1,261,057	1,340,119	2,191,843
Provision for income taxes	(160,061)	(300,471)	(329,586)	(511,336)
Net earnings (including net earnings attributable to noncontrolling interests)	481,820	960,586	1,010,533	1,680,507
Less: Net earnings attributable to noncontrolling interests	4,371	6,275	13,558	6,862
Net earnings attributable to Lennar	$477,449	954,311	996,975	1,673,645
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale	$(1,332)	1,355	(1,510)	1,717
Total other comprehensive income (loss), net of tax	$(1,332)	1,355	(1,510)	1,717
Total comprehensive income attributable to Lennar	$476,117	955,666	995,465	1,675,362
Total comprehensive income attributable to noncontrolling interests	$4,371	6,275	13,558	6,862
Basic and diluted earnings per share	$1.81	3.45	3.77	6.01

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2025	2024
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$1,010,533	1,680,507
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	65,157	55,746
Amortization of discount/premium and accretion on debt, net	(142)	336
Equity in (earnings) losses from unconsolidated entities	(45,351)	34,854
Distributions of earnings from unconsolidated entities	20,070	20,894
Share-based compensation expense	112,858	122,186
Deferred income tax expense	38,381	36,848
Gains on redemption/repurchase of senior notes	—	(825)
Loans held-for-sale unrealized losses	2,350	28,865
Lennar Other realized and unrealized losses from technology investments and other losses, net	100,006	6,515
Gains on sale of other assets and loans receivables	(34,597)	(13,585)
Gain on sale of investments in unconsolidated entities and other	(35,033)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	89,727	26,526
Changes in assets and liabilities:
Decrease in receivables	69,599	30,956
Increase in inventories, excluding valuation adjustments	(1,624,586)	(631,180)
Increase in deposits and pre-acquisition costs on real estate	(781,716)	(755,232)
(Increase) decrease in other assets	(132,671)	11,393
Decrease in loans held-for-sale	361,377	335,788
Decrease in accounts payable and other liabilities	(600,026)	(380,966)
Net cash (used in) provided by operating activities	(1,384,064)	609,626
Cash flows from investing activities:
Net additions of operating properties and equipment	(71,259)	(111,733)
Proceeds from sale of other assets	50,696	18,709
Proceeds from sale of investments in unconsolidated joint ventures	233,007	—
Proceeds from sales of investments	72,003	—
Investments in and contributions to unconsolidated entities	(145,494)	(247,785)
Distributions of capital from unconsolidated entities	175,203	61,807
Proceeds from sale of loans receivables	114,661	—
Acquisition, net of cash and restricted cash acquired	(254,492)	—
Decrease in Financial Services loans held-for-investment	9,466	2,960
Purchases of investment securities	(3,456)	(2,063)
Proceeds from maturities/sales of investment securities	2,546	3,321
Net cash provided by (used in) investing activities	$182,881	(274,784)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2025	2024
Cash flows from financing activities:
Net borrowings under revolving line of credit	$400,000	—
Net repayments under warehouse facilities	(514,818)	(753,703)
Proceeds from issuance of senior notes	700,000	—
Redemption/repurchases of senior notes	(500,000)	(553,865)
Principal payments on notes payable and other borrowings	(40,329)	(40,672)
Net cash distributed in connection with Millrose Properties, Inc. spin-off	(416,006)	—
Proceeds from liabilities related to consolidated inventory not owned	259	105,635
Proceeds from other borrowings	—	6,231
Payments for liabilities related to consolidated inventory not owned	(385,794)	(250,232)
Payments related to other liabilities, net	(2,842)	(2,842)
Receipts related to noncontrolling interests	21,029	14,722
Payments related to noncontrolling interests	(5,965)	(26,646)
Debt issuance costs	(4,417)	—
Common stock:
Repurchases	(1,295,894)	(1,204,706)
Dividends	(265,235)	(278,318)
Net cash used in financing activities	(2,310,012)	(2,984,396)
Net decrease in cash and cash equivalents and restricted cash	(3,511,195)	(2,649,554)
Cash and cash equivalents and restricted cash at beginning of period	4,990,210	6,570,938
Cash and cash equivalents and restricted cash at end of period	$1,479,015	3,921,384
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,168,143	3,597,493
Financial Services	202,647	245,784
Multifamily	14,211	11,555
Lennar Other	22,693	17,184
Homebuilding restricted cash	23,987	11,572
Financial Services restricted cash	47,334	37,796
	$1,479,015	3,921,384
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Payments of inventories financed by sellers	$320	9,245
Net non-cash contributions to unconsolidated entities	162,454	—
Non-cash impacts of Millrose Properties, Inc. spin-off:
Inventories	$(5,578,704)	—
Investments in unconsolidated entities	1,197,039	—
Other assets	(60,156)	—
Notes payable	19,000	—
Retained earnings	4,422,821	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2024 ("2024 Form 10-K"). The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its 2024 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2025 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of May 31, 2025 and November 30, 2024 included $518.0 million and $265.6 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended May 31, 2025 and 2024, the Company granted employees an immaterial number of nonvested shares. During the six months ended May 31, 2025 and 2024, the Company granted employees 1.4 million and 1.3 million of nonvested shares, respectively.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the Company's fiscal year ending November 30, 2026 and may be applied either retrospectively or prospectively. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its condensed consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the Company's fiscal year ending November 30, 2028. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements and disclosures.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Reclassifications
As a result of the Company's change in Homebuilding reportable segments following the acquisition of Rausch Coleman Homes ("Rausch") (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for more information), the Company reclassified certain prior year segment information in the condensed consolidated financial statements to conform with the 2025 presentation. This reclassification was for operational purposes and between segments and had no impact on the Company's total assets, total equity, revenues or net earnings in the condensed consolidated financial statements. In addition, certain amounts in the prior year's statement of cash flows were reclassified to conform with the 2025 presentation.
(2)Business Transactions
Spin-off of Millrose Properties, Inc.
On February 7, 2025, the Company completed the taxable spin-off of Millrose Properties, Inc. ("Millrose") through a distribution of approximately 80% of Millrose's stock to its stockholders. The Company temporarily retains, but does not vote, the remaining 20% of the total outstanding shares of Millrose common stock, which it expects to dispose of through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions later in the year. In connection with the spin-off, the Company contributed to Millrose $5.6 billion in land assets, representing approximately 87,000 homesites, and cash of $1.0 billion, which included $584.0 million of cash deposits related to option contracts. The spin-off transaction accelerates Lennar's longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
Acquisition of Rausch Coleman Homes
On February 10, 2025, the Company acquired Rausch, a residential homebuilder based in Fayetteville, Arkansas. The Company acquired Rausch’s homebuilding operations while Millrose acquired Rausch's land assets and the Company has options on the land. With this acquisition, the Company expanded its footprint into new markets in Arkansas (Bentonville/Fayetteville, Little Rock and Jonesboro), Oklahoma (Tulsa and Stillwater), Alabama (Birmingham and Tuscaloosa), and Kansas/Missouri (Kansas City), while adding to its existing footprint in Texas (Houston and San Antonio), Oklahoma (Oklahoma City), Alabama (Huntsville) and Florida (Gulf Coast). The Company acquired $312.6 million of assets, primarily consisting of homes under construction, finished homesites, cash and other assets, and assumed liabilities of $73.0 million, primarily consisting of accounts payable and other liabilities. The cash consideration paid by the Company to Rausch was funded from working capital.
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
Homebuilding segments: (1) East (2) Central (3) South Central (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	May 31, 2025
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,168,143	202,647	14,211	22,693	1,407,694
Restricted cash	23,987	47,334	—	—	71,321
Receivables, net (1)	995,664	440,853	34,226	—	1,470,743
Inventory owned and consolidated inventory not owned	14,036,147	—	480,653	—	14,516,800
Deposits and pre-acquisition costs on real estate	5,265,591	—	13,965	—	5,279,556
Investments in unconsolidated entities (2)	2,699,981	2,806	518,453	367,989	3,589,229
Loans held-for-sale (3)	—	1,887,000	—	—	1,887,000
Investments in equity securities (4)	—	—	—	216,188	216,188
Investments available-for-sale (5)	—	—	—	39,069	39,069
Loans held-for-investment, net	—	52,489	—	—	52,489
Investments held-to-maturity	—	134,280	—	—	134,280
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,759,645	102,129	71,747	144,598	2,078,119
Total assets	$29,391,517	3,059,237	1,133,255	790,537	34,374,546
Liabilities:
Senior notes and other debts payable, net	$2,791,987	1,416,138	—	—	4,208,125
Liabilities related to consolidated inventory not owned	2,317,996	—	—	—	2,317,996
Accounts payable and other liabilities	4,710,499	176,248	134,922	94,874	5,116,543
Total liabilities	$9,820,482	1,592,386	134,922	94,874	11,642,664

(In thousands)	November 30, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,662,643	175,382	30,948	40,691	4,909,664
Restricted cash	11,799	68,747	—	—	80,546
Receivables, net (1)	1,053,211	545,752	53,595	—	1,652,558
Inventory owned and consolidated inventory not owned	19,719,551	—	592,879	—	20,312,430
Deposits and pre-acquisition costs on real estate	3,625,372	—	32,643	—	3,658,015
Investments in unconsolidated entities	1,344,836	—	503,303	379,435	2,227,574
Loans held-for-sale (3)	—	2,250,718	—	—	2,250,718
Investments in equity securities (4)	—	—	—	347,810	347,810
Investments available-for-sale (5)	—	—	—	40,578	40,578
Loans held-for-investment, net	—	60,969	—	—	60,969
Investments held-to-maturity	—	135,646	—	—	135,646
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,734,698	89,637	93,450	86,430	2,004,215
Total assets	$35,594,469	3,516,550	1,306,818	894,944	41,312,781
Liabilities:
Senior notes and other debt payable, net	$2,258,283	1,930,956	—	—	4,189,239
Liabilities related to consolidated inventory not owned	3,563,934	—	—	—	3,563,934
Accounts payable and other liabilities	5,040,992	209,752	181,883	105,756	5,538,383
Total liabilities	$10,863,209	2,140,708	181,883	105,756	13,291,556
(1)Receivables, net for Financial Services are primarily related to loans sold to investors for which the Company had not yet been paid as of May 31, 2025 and November 30, 2024, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(2)Investments in unconsolidated entities as of May 31, 2025 include the carrying value of 20% of the total outstanding shares of Millrose common stock, which was $1.2 billion.
(3)Loans held-for-sale related to unsold residential and commercial loans carried at fair value.
(4)Investments in equity securities include investments of $133.5 million and $143.0 million without readily available fair values as of May 31, 2025 and November 30, 2024, respectively.
(5)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.
Financial information relating to the Company’s segments was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2025	2024	2025	2024
Revenues:
Homebuilding	$7,843,862	8,381,059	15,127,732	15,312,050
Financial Services	298,098	281,723	575,175	531,443
Multifamily	230,305	99,500	293,501	229,177
Lennar Other	5,237	3,310	12,639	5,852
	$8,377,502	8,765,592	16,009,047	16,078,522
Earnings (loss) before income taxes:
Homebuilding	$728,234	1,340,155	1,537,507	2,368,951
Financial Services	157,280	147,012	300,763	278,308
Multifamily	(14,754)	(20,474)	(14,777)	(36,113)
Lennar Other	(52,895)	(28,964)	(142,178)	(68,512)
Corporate and Unallocated (1)	(175,984)	(176,672)	(341,196)	(350,791)
	$641,881	1,261,057	1,340,119	2,191,843
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The assets related to the Company’s Homebuilding segments were as follows:

(In thousands)	May 31, 2025	November 30, 2024
East	$5,720,593	6,967,571
Central	4,660,446	5,567,451
South Central	4,296,364	4,238,587
West	10,424,040	12,148,434
Other	2,859,356	1,729,407
Corporate and Unallocated	1,430,718	4,943,019
Total Homebuilding	$29,391,517	35,594,469
Financial information relating to the Company’s Homebuilding segments was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2025	2024	2025	2024
Revenues
East	$1,707,226	2,138,410	3,360,981	4,016,347
Central	1,771,545	1,771,279	3,331,553	3,212,593
South Central	1,523,398	1,196,425	2,690,226	2,268,211
West	2,833,297	3,265,467	5,728,230	5,795,529
Other	8,396	9,478	16,742	19,370
	$7,843,862	8,381,059	15,127,732	15,312,050

Operating earnings
East	$175,004	427,048	397,626	803,958
Central	163,839	236,436	299,291	398,059
South Central	136,689	184,576	258,772	353,157
West	245,424	478,937	544,205	787,724
Other	7,278	13,158	37,613	26,053
	$728,234	1,340,155	1,537,507	2,368,951
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
At May 31, 2025, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
June 2025 (1)	$560,000	—	560,000
August 2025	325,000	325,000	650,000
October 2025	50,000	100,000	150,000
May 2026	250,000	250,000	500,000
December 2026	375,000	—	375,000
Total residential facilities	$1,560,000	675,000	2,235,000
LMF commercial facilities maturing:
December 2025	200,000	—	200,000
January 2026	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$2,535,000
(1)Subsequent to May 31, 2025, the maturity date was extended to September 2025.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	May 31, 2025	November 30, 2024
Borrowings under residential facilities	$1,211,428	1,776,045
Collateral under residential facilities	1,261,797	1,837,833
Borrowings under LMF Commercial facilities	80,368	28,747
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving repurchase claims exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and six months ended May 31, 2025 and 2024. Loan origination liabilities were $16.8 million and $16.7 million as of May 31, 2025 and November 30, 2024, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2025	2024	2025	2024
Originations (1)	$180,875	71,510	308,840	212,335
Sold	190,936	129,335	285,823	156,285
Securitizations	2	3	6	5
(1)During both the three and six months ended May 31, 2025 and 2024, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At May 31, 2025 and November 30, 2024, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three or six months ended May 31, 2025 and May 31, 2024. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	May 31, 2025	November 30, 2024
Carrying value	$134,280	135,646
Outstanding debt, net of debt issuance costs	124,343	126,164
Incurred interest rate	3.4%	3.4%

	May 31, 2025
	Range
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily segment (i) manages and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and from management and promote fees generated from funds and joint ventures less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily segment also include equity in earnings (losses) from unconsolidated entities and other gains (losses), which includes proceeds of sales of investments.
Lennar Other
Lennar Other includes strategic investments in technology companies, primarily managed by the Company's LENX subsidiary, and fund interests the Company retained when it sold the Rialto Capital Management (“Rialto”) asset and investment management platform. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments, along with equity in earnings (losses) from the Rialto fund investments and technology investments, realized and unrealized gains (losses) from investments in equity securities and other income (expense), net from the remaining assets related to the Company's former Rialto segment.

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2025	2024	2025	2024
Blend Labs (BLND)	$—	715	(3,737)	3,651
Hippo (HIPO)	(15,462)	10,737	(28,352)	27,186
Opendoor (OPEN)	(12,921)	(16,907)	(31,707)	(15,592)
SmartRent (SMRT)	—	(4,609)	(4,483)	(6,572)
Sonder (SOND)	—	(40)	(19)	11
Sunnova (NOVA)	(1,057)	(11,410)	(23,645)	(35,335)
Lennar Other realized and unrealized losses from technology investments (1)	$(29,440)	(21,514)	(91,943)	(26,651)
(1)During the six months ended May 31, 2025, the Company realized a loss of $28.4 million on the sale of its shares in Blend Labs, SmartRent, Sonder and Sunnova and, as of May 31, 2025, has a small remaining interest in Sunnova.
(4)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	At May 31, 2025	At November 30, 2024
Investments in unconsolidated entities (1) (2)	$2,699,981	1,344,836
Underlying equity in unconsolidated entities' net assets (1) (2)	2,952,717	1,636,307
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2025 and November 30, 2024, the carrying amount of the Company's investment was $554.9 million and $470.8 million, respectively. Additionally, included is the carrying value of approximately 20% of the total outstanding shares of Millrose common stock, which was $1.2 billion as of May 31, 2025. The Company has determined that Millrose is a VIE, but it is not the primary beneficiary. The Company uses the equity method of accounting for its 20% investment in Millrose. The Company expects to dispose of the remaining 20% in a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions later in the year.
As of May 31, 2025 and November 30, 2024, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $435.0 million and $287.0 million, respectively.
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
As of both May 31, 2025 and November 30, 2024, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were not material. The Company believes that as of May 31, 2025, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 8 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2024 Form 10-K.
The Upward America Venture LP (“Upward America”) is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by the Company. As of May 31, 2025 and November 30, 2024, the carrying amount of the Company's investment in Upward America was $19.5 million and $20.8 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute after the achievement of certain threshold. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2024 Form 10-K. As of both May 31, 2025 and November 30, 2024, the fair value of the completion guarantees was immaterial. As of May 31, 2025 and November 30, 2024, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $733.2 million and $907.8 million, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of joint venture's rental operation projects and investments in various rental projects.
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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2025	2024	2025	2024
General contractor services, net of deferrals	$28,264	84,434	58,714	186,070
General contractor costs	27,586	79,995	55,900	175,684
Land sales to joint ventures	145,118	—	162,447	12,000
Management fee income, net of deferrals	6,436	13,669	13,377	29,710
The Multifamily segment includes managing and investing in Multifamily Venture Fund I LP (“LMV I”), Multifamily Venture Fund II LP (“LMV II”), Canada Pension Plan Investments Fund (the “CPPIB Fund”) and a new joint venture with an institutional investor (the “Institutional JV”), which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of May 31, 2025, the Company has a $27.8 million investment in the CPPIB Fund. Additional dollars will be committed as opportunities are identified by the CPPIB Fund. During the three and six months ended May 31, 2025, the Multifamily segment completed the closing of the Institutional JV. The Multifamily segment expects the Institutional JV to acquire certain portfolio assets and invest additional capital to support pipeline opportunities. The Company's ownership percentage in the Institutional JV is 10%. As of May 31, 2025, the Company has a $38.2 million investment in the Institutional JV. Additional dollars will be committed as opportunities are identified by the CPPIB Fund and the Institutional JV.
Details of LMV I and LMV II are included below:

	May 31, 2025
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$107,616	218,239
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,218,619
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	368,170
Lennar's remaining commitments (1)	3,635	12,830
Distributions to Lennar during the six months ended May 31, 2025	19,690	770
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. During the six months ended May 31, 2025, two additional LMV I rental operation projects were sold to third-party buyers.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $132.9 million and $140.1 million as of May 31, 2025 and November 30, 2024, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds accounted for under the equity method of accounting with a carrying value of $235.1 million and $239.3 million, as of May 31, 2025 and November 30, 2024, respectively.
(5)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and six months ended May 31, 2025 and 2024:

	Three Months Ended May 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2025	$22,867,344	26,133	3,660	5,812,802	(4,424,039)	7,351	21,302,131	139,306
Net earnings (including net earnings attributable to noncontrolling interests)	481,820	—	—	—	—	—	477,449	4,371
Employee stock and directors plans	722	3	—	1,157	(438)	—	—	—
Purchases of treasury stock	(520,981)	—	—	—	(520,981)	—	—	—
Amortization of restricted stock	28,773	—	—	28,773	—	—	—	—
Cash dividends	(133,589)	—	—	—	—	—	(133,589)	—
Receipts related to noncontrolling interests	9,701	—	—	—	—	—	—	9,701
Payments related to noncontrolling interests	(576)	—	—	—	—	—	—	(576)
Total other comprehensive loss, net of tax	(1,332)	—	—	—	—	(1,332)	—	—
Balance at May 31, 2025	$22,731,882	26,136	3,660	5,842,732	(4,945,458)	6,019	21,645,991	152,802

	Three Months Ended May 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at February 29, 2024	$26,777,930	25,983	3,660	5,651,836	(1,988,200)	5,241	22,949,315	130,095
Net earnings (including net earnings attributable to noncontrolling interests)	960,586	—	—	—	—	—	954,311	6,275
Employee stock and directors plans	(1,046)	13	—	1,277	(2,336)	—	—	—
Purchases of treasury stock	(607,270)	—	—	—	(607,270)	—	—	—
Amortization of restricted stock	34,506	—	—	34,506	—	—	—	—
Cash dividends	(138,931)	—	—	—	—	—	(138,931)	—
Receipts related to noncontrolling interests	8,926	—	—	—	—	—	—	8,926
Payments related to noncontrolling interests	(24,667)	—	—	—	—	—	—	(24,667)
Non-cash purchase or activity of noncontrolling interests, net	4,364	—	—	(12,886)	—	—	—	17,250
Total other comprehensive income, net of tax	1,355	—	—	—	—	1,355	—	—
Balance at May 31, 2024	$27,015,753	25,996	3,660	5,674,733	(2,597,806)	6,596	23,764,695	137,879

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended May 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2024	$28,021,225	25,998	3,660	5,729,434	(3,649,564)	7,529	25,753,078	151,090
Net earnings (including net earnings attributable to noncontrolling interests)	1,010,533	—	—	—	—	—	996,975	13,558
Employee stock and directors plans	(63,671)	138	—	1,389	(65,198)	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Purchases of treasury stock	(1,230,696)	—	—	—	(1,230,696)	—	—	—
Amortization of restricted stock	112,858	—	—	112,858	—	—	—	—
Cash dividends	(265,235)	—	—	—	—	—	(265,235)	—
Receipts related to noncontrolling interests	21,029	—	—	—	—	—	—	21,029
Payments related to noncontrolling interests	(5,965)	—	—	—	—	—	—	(5,965)
Millrose Properties, Inc. spin-off	(4,838,827)	—	—	—	—	—	(4,838,827)	—
Non-cash purchase or activity of noncontrolling interests, net	(27,859)	—	—	(949)	—	—	—	(26,910)
Total other comprehensive income, net of tax	(1,510)	—	—	—	—	(1,510)	—	—
Balance at May 31, 2025	$22,731,882	26,136	3,660	5,842,732	(4,945,458)	6,019	21,645,991	152,802

	Six Months Ended May 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2023	$26,701,966	25,848	3,660	5,570,009	(1,393,100)	4,879	22,369,368	121,302
Net earnings (including net earnings attributable to noncontrolling interests)	1,680,507	—	—	—	—	—	1,673,645	6,862
Employee stock and directors plans	(84,519)	148	—	1,212	(85,879)	—	—	—
Purchases of treasury stock	(1,118,827)	—	—	—	(1,118,827)	—	—	—
Amortization of restricted stock	122,186	—	—	122,186	—	—	—	—
Cash dividends	(278,318)	—	—	—	—	—	(278,318)	—
Receipts related to noncontrolling interests	14,722	—	—	—	—	—	—	14,722
Payments related to noncontrolling interests	(26,646)	—	—	—	—	—	—	(26,646)
Non-cash purchase or activity of noncontrolling interests, net	2,965	—	—	(18,674)	—	—	—	21,639
Total other comprehensive income, net of tax	1,717	—	—	—	—	1,717	—	—
Balance at May 31, 2024	$27,015,753	25,996	3,660	5,674,733	(2,597,806)	6,596	23,764,695	137,879
On June 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share on both its Class A and Class B common stock, payable on July 18, 2025 to holders of record at the close of business on July 3, 2025. On May 7, 2025, the Company paid a quarterly cash dividend of 0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business day April 23, 2025. The Company approved and paid cash dividends of $0.50 per share for each of the four quarters of 2024 for both its Class A and Class B common stock.
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At May 31, 2025, we have a remaining authorization to repurchase $2.2 billion in value of the Company's Class A or Class B common stock. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended May 31,				Six Months Ended May 31,
	2025		2024		2025		2024
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	4,501,936	204,515	3,393,475	406,525	9,271,936	663,320	6,419,603	780,397
Total purchase price	$495,230	$21,504	$543,276	$59,570	$1,139,849	$79,625	$998,064	$111,207
Average price per share	$110.00	$105.15	$160.09	$146.54	$122.94	$120.04	$155.47	$142.50
(6)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2025	2024	2025	2024
Provision for income taxes	$160,061	300,471	329,586	511,336
Effective tax rate (1)	25.1%	23.9%	24.8%	23.4%
(1)For the three and six months ended May 31, 2025 and 2024, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate for the three months ended May 31, 2025 from the prior year was primarily due to a decrease in solar tax credits. The increase in the effective tax rate for the six months ended May 31, 2025 from the prior year was primarily due to a decrease in excess tax benefits from share-based compensation and a decrease in solar tax credits.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net earnings attributable to Lennar	$477,449	954,311	996,975	1,673,645
Less: distributed earnings allocated to nonvested shares	2,973	2,693	3,929	3,715
Less: undistributed earnings allocated to nonvested shares	3,304	8,007	7,160	13,923
Numerator for basic and diluted earnings per share	471,172	943,611	985,886	1,656,007
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	260,286	273,703	261,510	275,325
Basic and diluted earnings per share	$1.81	3.45	3.77	6.01
For both the three and six months ended May 31, 2025 and 2024, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(8)Homebuilding Senior Notes and Other Debt Payable

(Dollars in thousands)	At May 31, 2025	At November 30, 2024
Unsecured revolving credit facility	$400,000	—
5.25% senior notes due 2026	401,216	401,824
5.00% senior notes due 2027	350,782	350,974
4.75% senior notes due 2027	698,555	698,266
5.20% senior notes due 2030	693,540	—
4.75% senior notes due 2025	—	499,779
Mortgage notes on land and other debt	247,894	307,440
	$2,791,987	2,258,283
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $8.0 million and $2.4 million as of May 31, 2025 and November 30, 2024, respectively.
In May 2025, the Company issued $700 million in aggregate principal amount of 5.20% senior notes due 2030 (the "5.20% senior notes") at a price of 99.969% of the principal amount. Proceeds from the offering, after payment of expenses, totaled $695.6 million. The 5.20% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. Interest on the 5.20% Senior Notes is due semi-annually beginning January 30, 2026.
The Company utilized the net proceeds from the sale of the 5.20% senior notes primarily to pay off $500 million aggregate principal amount of its 4.75% senior notes due May 2025. The redemption price, which was paid in cash, was 100% of the principal amount outstanding.
In May 2025, the Company also entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. The credit agreement governing the Company’s new unsecured Delayed Draw Term Loan Facility permits the Company to draw up to six times in the first 180 days after the effective date of the credit agreement or May 2028. Once drawn, the Company may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement, and at the Company’s discretion, it can be extended for an additional year, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin. As of May 31, 2025, there were no borrowings under the credit agreement governing the Delayed Draw Term Loan Facility.
In November 2024, the Company amended and restated the credit agreement governing its unsecured revolving credit facility (the "Credit Facility"). In the first quarter of 2025, the Company received an additional $150 million in commitments. The maximum available borrowings on the Credit Facility were as follows:

(In thousands)	At May 31, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,800,000
Total commitments	$3,025,000
Accordion feature	475,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $477.5 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2024 Form 10-K for the year ended November 30, 2024. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2024 Form 10-K. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	At May 31, 2025	At November 30, 2024
Performance letters of credit	$1,843,332	1,668,061
Financial letters of credit	909,960	745,578
Surety bonds	5,453,277	5,140,432
Anticipated future costs primarily for site improvements related to performance surety bonds	3,025,462	2,766,088
All of the senior notes are guaranteed by certain of the Company's 100% owned subsidiaries, which are primarily homebuilding subsidiaries. The guarantees are full and unconditional. Other than as set forth in the Supplemental Financial Information, the terms of guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2024 Form 10-K.
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at May 31, 2025 and November 30, 2024, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At May 31, 2025		At November 30, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net	Level 3	$52,489	52,489	60,969	61,044
Investments held-to-maturity	Level 3	134,280	134,383	135,646	138,160
LIABILITIES
Homebuilding senior notes and other debt payable, net	Level 2	$2,791,987	2,810,004	2,258,283	2,264,375
Financial Services notes and other debt payable, net	Level 2	1,416,138	1,416,639	1,930,956	1,931,515
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		May 31, 2025	November 30, 2024
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,814,797	2,200,402
LMF Commercial loans held-for-sale	Level 3	72,203	50,316
Mortgage servicing rights	Level 3	3,467	3,463
Forward options	Level 1	2,037	1,458
Lennar Other Assets:
Investments in equity securities	Level 1	$82,714	204,777
Investments available-for-sale	Level 3	39,069	40,578
Residential and LMF Commercial loans held-for-sale in the table above include:

	At May 31, 2025		At November 30, 2024
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,880,054	(65,257)	2,263,310	(62,907)
LMF Commercial loans held-for-sale	72,950	(747)	50,020	296
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
Financial Services residential loans held-for-sale - Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of May 31, 2025 and November 30, 2024. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of commercial loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its 2024 Form 10-K. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

	May 31, 2025	November 30, 2024
Unobservable inputs:
Mortgage prepayment rate	8%	8%
Discount rate	13%	13%
Delinquency rate	11%	12%
Forward contracts, forward options and interest rate swaps - Fair value of forward contracts, forward options and interest rate swaps is based on independent quoted market prices for similar financial instruments. The fair value of these are included in Financial Services' other assets and other liabilities and the Company recognizes the changes in the fair value of the premium paid as Financial Services' revenues.
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2025	2024	2025	2024
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(32,753)	17,187	(2,350)	(28,865)
Mortgage loan commitments	(22,583)	(1,447)	10,921	(32,102)
Forward contracts	76,955	(27,375)	28,492	72,917
Forward options	(931)	(710)	203	(1,054)
Interest rate swaps	3,458	(1,598)	162	(44)
Changes in fair value included in Lennar Other realized and unrealized losses from technology investments:
Investments in equity securities	$(29,440)	(21,514)	(91,943)	(26,651)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$(1,332)	1,355	(1,510)	1,717
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended May 31,
	2025		2024
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,297	82,794	3,475	125,397
Purchases/loan originations	251	180,875	171	71,510
Sales/loan originations sold, including those not settled	—	(190,936)	—	(129,335)
Disposals/settlements	(56)	—	(44)	—
Changes in fair value (1)	(25)	(466)	50	(857)
Interest and principal paydowns	—	(64)	—	—
Ending balance	$3,467	72,203	3,652	66,715

	Six Months Ended May 31,
	2025		2024
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	50,316	3,440	13,459
Purchases/loan originations	277	308,840	232	212,335
Sales/loan originations sold, including those not settled	—	(285,823)	—	(156,285)
Disposals/settlements	(153)	—	(70)	—
Changes in fair value (1)	(120)	(747)	50	(2,985)
Interest and principal paydowns	—	(383)	—	191
Ending balance	$3,467	72,203	3,652	66,715

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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended May 31,
		2025			2024
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$470,734	421,051	(49,683)	120,553	100,968	(19,585)
Deposits and pre-acquisition costs on real estate (3)	Level 3	8,661	—	(8,661)	332	—	(332)
Multifamily - non-financial assets:
Investments in unconsolidated entities (4)	Level 3	$3,122	—	(3,122)	—	—	—

		Six Months Ended May 31,
		2025			2024
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$742,658	672,632	(70,026)	192,309	168,985	(23,324)
Land and land under development (2)	Level 3	191	134	(57)	—	—	—
Deposits and pre-acquisition costs on real estate (3)	Level 3	8,928	—	(8,928)	3,202	—	(3,202)
Multifamily - non-financial assets:
Investments in unconsolidated entities (4)	Level 3	$10,716	—	(10,716)	—	—	—
(1)Represents losses due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses in the Company's condensed consolidated financial statements.
(3)Forfeited deposits and write-off of pre-acquisition costs on real estate were included in Homebuilding costs and expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).
(4)Valuation adjustments related to investments in unconsolidated entities were primarily included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended May 31, 2025.
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its 2024 Form 10-K.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Six Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
May 31, 2025	1,617	102	14	$35,482	$17,918
May 31, 2024	1,245	32	4	25,769	15,263
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Six Months Ended May 31,
	2025			2024
Unobservable inputs	Range			Range
Average selling price (1)	$168,000	—	872,000	178,000	—	282,000
Absorption rate per quarter (homes)	2	—	7	10	—	15
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the six months ended May 31, 2025 and 2024.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its 2024 Form 10-K.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, length of the time and the extent to which the market value has been below the carrying value, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from the unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three and six months ended May 31, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an other-than-temporary impairment of $3.1 million and $10.7 million, respectively, included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended May 31, 2024, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(10)Variable Interest Entities
During the six months ended May 31, 2025, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no VIEs that were consolidated during the six months ended May 31, 2025. During the six months ended May 31, 2025, there was a deconsolidation of a VIE that had total assets and liabilities of $315.8 million and $19.5 million, respectively.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	At May 31, 2025		At November 30, 2024
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$2,059,107	2,123,473	802,901	876,035
Multifamily (2)	156,428	157,137	136,158	140,120
Financial Services (3)	137,086	137,086	135,646	135,646
Lennar Other (4)	112,974	112,974	119,258	119,258
	$2,465,595	2,530,670	1,193,963	1,271,059
(1)As of May 31, 2025 and November 30, 2024, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs, except with regard to the Company's remaining commitment to fund capital in Upward America of $20.2 million and $20.4 million, respectively. In addition, as of May 31, 2025 and November 30, 2024, there was recourse debt of VIEs of $33.9 million and $44.2 million, respectively. As of May 31, 2025, the increase in Homebuilding’s investment in VIEs was primarily due to the Company’s temporary 20% investment in the total outstanding shares of Millrose common stock, which was $1.2 billion.
(2)As of both May 31, 2025 and November 30, 2024, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs.
(3)As of both May 31, 2025 and November 30, 2024, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and primarily related to the Financial Services' CMBS investments held-to-maturity investments.
(4)As of both May 31, 2025 and November 30, 2024, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of May 31, 2025 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of May 31, 2025, land under option with third parties that the Company was compelled to takedown was $1.8 billion, of which $1.1 billion were land purchase contract obligations due to land banks upon maturity of the contracts. The Company's intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $869.0 million as of May 31, 2025.
During the six months ended May 31, 2025, consolidated inventory not owned decreased by $1.4 billion with a $1.2 billion decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2025. The decrease was primarily due to the reassessment of certain option contracts due to the amendment of various contract terms. This reassessment resulted in a decrease of $1.6 billion of consolidated inventories not owned with a corresponding decrease of $1.4 billion of liabilities related to consolidated inventories not owned. The decrease was partially offset by the consolidation of homesites under option that the Company is economically compelled to takedown, which resulted in an increase of $668.9 million of consolidated inventories not owned with a corresponding increase of $612.7 million of liabilities related to consolidated inventories not owned. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of May 31, 2025. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(In thousands)	At May 31, 2025	At November 30, 2024
Non-refundable option deposits and pre-acquisition costs on real estate	$5,172,351	3,529,889
Non-refundable option deposits included in consolidated inventory not owned	342,690	520,731
Letters of credit in lieu of cash deposits under certain land and option contracts	419,211	341,834
For the six months ended May 31, 2025, the Company purchased a significant portion of land from two land banks (the “Land Banks”). There were no amounts due to the Land Banks as of May 31, 2025, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of May 31, 2025, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $2.3 billion. As of May 31, 2025, total consolidated inventory not owned and liabilities related to consolidated inventory not owned for the option contracts with the Land Banks were $498.1 million and $409.3 million, respectively.
The Company believes there are other land banks that could be substituted should the Land Banks become unavailable or non-competitive with respect to land banking of future land. Thus, the Company does not believe that the loss of the Company’s relationship with these Land Banks would have a material adverse effect on the Company’s business, financial condition or cash flows.
As discussed in Note 2, on February 7, 2025, the Company completed the spin-off of Millrose. The spin-off involved $5.6 billion of land assets, representing approximately 87,000 homesites. The Company entered into a Master Option Agreement ("Agreement") to option the land back from Millrose. As a result of entering into the Agreement with Millrose, the Company paid $584.0 million of option deposits to Millrose at the spin-off. Subsequently, on February 10, 2025, Millrose acquired Rausch’s land assets (except for any homesites with homes under construction which were acquired by the Company) and Lennar paid Millrose an additional $90.4 million in option deposits. As of May 31, 2025, total deposits and pre-acquisition costs on real estate relating to option contracts with Millrose were $720.8 million.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2025	2024	2025	2024
Warranty reserve, beginning of the period	$428,926	405,558	446,240	414,796
Warranties issued	63,164	72,572	123,632	134,348
Adjustments to pre-existing warranties from changes in estimates	11,824	(381)	14,386	(3,285)
Payments	(61,856)	(74,301)	(142,200)	(142,411)
Warranty reserve, end of period	$442,058	403,448	442,058	403,448
(1)The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2025 and May 31, 2024 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	At May 31, 2025	At November 30, 2024
Right-of-use assets	$277,127	275,248
Lease liabilities	266,270	262,119
Weighted-average remaining lease term (in years)	5.2	4.7
Weighted-average discount rate	5.1%	5.0%

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at May 31, 2025 were as follows:

(In thousands)	Lease Payments
2025	$48,623
2026	73,824
2027	46,918
2028	35,963
2029 and thereafter	99,756
Total future minimum lease payments (1)	$305,084
Less: Interest (2)	38,814
Present value of lease liabilities (2)	$266,270
(1)Total future minimum lease payments exclude variable lease costs of $32.8 million and short-term lease costs of $2.1 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date. As of May 31, 2025, the Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities were as follows:

	Six Months Ended May 31,
(In thousands)	2025	2024
Rental expense	$102,628	54,684
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the six months ended May 31, 2025 and 2024, the Company had an immaterial amount of sublease income.

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor, including lumber, and labor; changes in trade policy affecting our business, including new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that may impact the cost of raw materials and other goods related to our homebuilding business; changes in U.S. and foreign governmental laws, regulations and policies, including retaliatory policies against the United States, that may impact our business and operations; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of our investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land light strategy; any potential subsequent transactions we may enter into following our spin-off of Millrose Properties, Inc.("Millrose") involving the Millrose stock we still hold; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the effects of public health issues such as a major epidemic or pandemic that could have a negative impact on the economy and on our businesses; labor shortages and/or a decrease in the number of potential homebuyers due to increased enforcement of restrictions on immigration; possible unfavorable outcomes and/or results in legal proceedings; conditions in the capital, credit and financial markets; and changes in laws, regulations or the regulatory environment affecting our business.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2024 ("2024 Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”) on January 23, 2025 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in our 2024 Form 10-K.
Outlook
In the second quarter of 2025, our company navigated through a challenging economic environment. Despite these challenges, we remained steadfast in our strategy to drive volume and growth, matching production and sales pace while using margin as the shock absorber to enable affordability and avoid the build-up of excess inventory. Our focus on volume and even-flow production enabled us to re-rationalize our cost structure in order to find a floor and rebuild margin even as the overall housing market continues to soften.
The macroeconomic landscape remains challenging, with higher mortgage interest rates and diminished consumer confidence being affected by a wide range of uncertainties, both domestic and global. At the same time, supply remains constrained by years of underproduction. New construction has slowed as builders have pulled back on production due to mixed demand signals, exacerbating the chronic supply shortage. Additionally, restrictive land permitting, along with higher impact fees, remain as constraints on supply, while labor and material costs, and costs of lumber, in particular, are generally increasing. Demand, however, is still high, as people want and need homes. Millennials are reaching the prime buying age and are realizing the benefit, and perhaps importance, of homeownership. But affordability and waning confidence are sending confusing signals. Actionable demand continues to cool. This is a difficult cycle, as low supply fuels high prices which lock out many of our homebuyers.
Our operational strategy is clear: we are building and delivering consistent volume by meeting the market at affordability and pushing efficiencies through our platform. We strongly believe this will produce greater efficiencies and drive down costs. Financially, we are focused on driving an efficient, land-light balance sheet to effectively have land banks and third parties hold and develop our land assets while we build cash flow. We have intentionally maintained volume rather than protecting our margin. In the past, we protected margin as market conditions slowed. However, we have learned that once we step backwards and lose momentum, it becomes difficult to restart and recapture volume. The recovery is difficult and expensive, and we end up coming back as the exact same company that we were before, with no significant changes for the future. We believe we are starting to see a bottom in the free fall in our margin that began with the spike in interest rates in 2022. Our construction costs have decreased over the past two and a half years, and we believe our margins will stabilize as we use our growing volume to work with our trade partners to reduce costs and build efficiencies.
With regard to our financial strategy of driving a land-light balance sheet, the Millrose spin-off was a critical part of this strategy, but there is more to accomplish. Predictable volume creates greater certainty for the capital markets and will help build more capital-efficient land banking vehicles to interface with our business. We are continuing to drive certainty with dependable volume for our land banking partners. That dependability will translate into certainty and predictability for us.
Additionally, this part of our strategy benefits from efficiencies derived from our technology-enabled solutions. We have spent considerable time working with, investing in, and exploring technology, and we believe that productivity and efficiencies can be significantly enhanced when these solutions achieve company-wide adoption. But modern technology is not plug-and-play. It requires substantial monetary investment, management time, and widespread engagement.
Looking ahead to the third quarter of 2025, we anticipate selling and delivering between 22,000 and 23,000 homes. Our average sales price is expected to be between $380,000 and $385,000, as we continue to see pricing pressure on homes sold during the quarter. We are focused on driving sales and closings and maintaining strong current cash flow even at reduced profitability. We expect our margin to come in at approximately 18%, depending on market conditions. For the full year, we expect to deliver at the low end of our previously stated range of 86,000 to 88,000 homes in 2025.
While the short-term road ahead may seem choppy, we are optimistic about our future. We are well-prepared with a strong national footprint, increasing community count, and growing volume. Our strong balance sheet and land banking relationships, along with our technology-enabled solutions, will afford us flexibility and advantaged opportunities for strategic growth.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2025 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $477.4 million, or $1.81 per diluted share, in the second quarter of 2025, compared to our second quarter net earnings attributable to Lennar in 2024 of $954.3 million, or $3.45 per diluted share. Excluding mark-to-market losses on technology investments, second quarter net earnings attributable to Lennar in 2025 were $499.5 million, or $1.90 per diluted share. Excluding mark-to-market losses on technology investments and one-time gain on the sale of a technology investment, our second quarter net earnings attributable to Lennar in 2024 were $935.3 million or $3.38 per diluted share.
Financial information relating to our operations was as follows:

	Three Months Ended May 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,788,275	—	—	—	—	7,788,275
Sales of land	43,195	—	—	—	—	43,195
Other revenues	12,392	298,098	230,305	5,237	—	546,032
Total revenues	7,843,862	298,098	230,305	5,237	—	8,377,502
Costs and expenses:
Costs of homes sold	6,402,532	—	—	—	—	6,402,532
Costs of land sold	56,173	—	—	—	—	56,173
Selling, general and administrative expenses	688,847	—	—	—	—	688,847
Other costs and expenses	—	140,818	254,677	30,025	—	425,520
Total costs and expenses	7,147,552	140,818	254,677	30,025	—	7,573,072
Equity in earnings (losses) from unconsolidated entities	17,716	—	(5,269)	(331)	—	12,116
Other income, net and other gains	14,208	—	14,887	1,664	—	30,759
Lennar Other unrealized losses from technology investments	—	—	—	(29,440)	—	(29,440)
Operating earnings (loss)	$728,234	157,280	(14,754)	(52,895)	—	817,865
Corporate general and administrative expenses	—	—	—	—	155,853	155,853
Charitable foundation contribution	—	—	—	—	20,131	20,131
Earnings (loss) before income taxes	$728,234	157,280	(14,754)	(52,895)	(175,984)	641,881

	Three Months Ended May 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,357,750	—	—	—	—	8,357,750
Sales of land	13,598	—	—	—	—	13,598
Other revenues	9,711	281,723	99,500	3,310	—	394,244
Total revenues	8,381,059	281,723	99,500	3,310	—	8,765,592
Costs and expenses:
Costs of homes sold	6,469,952	—	—	—	—	6,469,952
Costs of land sold	6,903	—	—	—	—	6,903
Selling, general and administrative expenses	629,600	—	—	—	—	629,600
Other costs and expenses	—	134,711	102,205	26,841	—	263,757
Total costs and expenses	7,106,455	134,711	102,205	26,841	—	7,370,212
Equity in earnings (losses) from unconsolidated entities	15,516	—	(17,557)	(2,268)	—	(4,309)
Other income (expense), net and other gains (losses)	50,035	—	(212)	18,349	—	68,172
Lennar Other unrealized losses from technology investments	—	—	—	(21,514)	—	(21,514)
Operating earnings (loss)	$1,340,155	147,012	(20,474)	(28,964)	—	1,437,729
Corporate general and administrative expenses	—	—	—	—	156,982	156,982
Charitable foundation contribution	—	—	—	—	19,690	19,690
Earnings (loss) before income taxes	$1,340,155	147,012	(20,474)	(28,964)	(176,672)	1,261,057

	Six Months Ended May 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$15,028,821	—	—	—	—	15,028,821
Sales of land	78,521	—	—	—	—	78,521
Other revenues	20,390	575,175	293,501	12,639	—	901,705
Total revenues	15,127,732	575,175	293,501	12,639	—	16,009,047
Costs and expenses:
Costs of homes sold	12,290,676	—	—	—	—	12,290,676
Costs of land sold	92,250	—	—	—	—	92,250
Selling, general and administrative expenses	1,304,586	—	—	—	—	1,304,586
Other costs and expenses	—	274,412	328,053	53,589	—	656,054
Total costs and expenses	13,687,512	274,412	328,053	53,589	—	14,343,566
Equity in earnings (losses) from unconsolidated entities	52,720	—	(4,542)	(2,827)	—	45,351
Other income (expense), net and other gains (losses)	44,567	—	24,317	(6,458)	—	62,426
Lennar Other realized and unrealized losses from technology investments	—	—	—	(91,943)	—	(91,943)
Operating earnings (loss)	$1,537,507	300,763	(14,777)	(142,178)	—	1,681,315
Corporate general and administrative expenses	—	—	—	—	303,231	303,231
Charitable foundation contribution	—	—	—	—	37,965	37,965
Earnings (loss) before income taxes	$1,537,507	300,763	(14,777)	(142,178)	(341,196)	1,340,119

	Six Months Ended May 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$15,259,531	—	—	—	—	15,259,531
Sales of land	34,350	—	—	—	—	34,350
Other revenues	18,169	531,443	229,177	5,852	—	784,641
Total revenues	15,312,050	531,443	229,177	5,852	—	16,078,522
Homebuilding costs and expenses:
Costs of homes sold	11,865,484	—	—	—	—	11,865,484
Costs of land sold	20,920	—	—	—	—	20,920
Selling, general and administrative expenses	1,197,587	—	—	—	—	1,197,587
Other costs and expenses	—	253,135	234,872	35,929		523,936
Total costs and expenses	13,083,991	253,135	234,872	35,929	—	13,607,927
Equity in earnings (losses) from unconsolidated entities	28,818	—	(30,163)	(33,509)	—	(34,854)
Other income (expense), net and other gains (losses)	112,074	—	(255)	21,725	—	133,544
Lennar Other unrealized losses from technology investments	—	—	—	(26,651)	—	(26,651)
Operating earnings (loss)	$2,368,951	278,308	(36,113)	(68,512)	—	2,542,634
Corporate general and administrative expenses	—	—	—	—	314,303	314,303
Charitable foundation contribution	—	—	—	—	36,488	36,488
Earnings (loss) before income taxes	$2,368,951	278,308	(36,113)	(68,512)	(350,791)	2,191,843
On February 10, 2025, we completed our acquisition of Rausch Coleman Homes ("Rausch"). Prior year information includes only stand-alone data for Lennar Corporation for the three and six months ended May 31, 2024.
Three Months Ended May 31, 2025 versus Three Months Ended May 31, 2024
Revenues from home sales decreased 7% in the second quarter of 2025 to $7.8 billion from $8.4 billion in the second quarter of 2024. Revenues were lower primarily due to a 9% decrease in the average sales price of homes delivered, partially offset by a 2% increase in the number of home deliveries. New home deliveries increased to 20,131 homes in the second quarter of 2025 from 19,690 homes in the second quarter of 2024. The average sales price of homes delivered was $389,000 in the second quarter of 2025, compared to $426,000 in the second quarter of 2024. The decrease in average sales price of homes delivered in the second quarter of 2025 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $1.4 billion, or 17.8% (18.0% excluding purchase accounting), in the second quarter of 2025, compared to $1.9 billion, or 22.6%, in the second quarter of 2024. During the second quarter of 2025, gross margins decreased due to an increase in land costs year over year, as well as a decrease in revenue per square foot, which was partially offset by a decrease in construction costs as we continue to focus on construction cost savings.
Selling, general and administrative expenses were $688.8 million in the second quarter of 2025, compared to $629.6 million in the second quarter of 2024. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 8.8% in the second quarter of 2025, from 7.5% in the second quarter of 2024, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
During the three months ended May 31, 2025, our homebuilding operating earnings included $13.8 million of interest income, compared to $43.2 million of interest income in the three months ended May 31, 2024. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for the Financial Services segment were $156.6 million in the second quarter of 2025, compared to $146.3 million in the second quarter of 2024. The increase in operating earnings was primarily due to higher profit per locked loan in the mortgage business as a result of higher margins.
Operating loss for the Multifamily segment was $14.8 million in the second quarter of 2025, compared to an operating loss of $20.4 million in the second quarter of 2024. Operating loss for the Lennar Other segment was $52.9 million in the second quarter of 2025, compared to an operating loss of $27.9 million in the second quarter of 2024. The Lennar Other operating loss for the second quarter of 2025 was primarily due to losses on our technology investments. The Lennar Other operating loss for the second quarter of 2024 includes $21.5 million of mark-to-market losses on our publicly traded technology investments and a $46.5 million one-time gain on the sale of a technology investment.
In the second quarter of 2025 and 2024, we had tax provisions of $160.1 million and $300.5 million, which resulted in an overall effective income tax rate of 25.1% and 23.9%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate in the second quarter of 2025 from the prior year was primarily due to a decrease in solar tax credits.
Six Months Ended May 31, 2025 versus Six Months Ended May 31, 2024
Revenues from home sales were $15.0 billion and $15.3 billion in the six months ended May 31, 2025 and 2024, respectively. Revenues were flat primarily because of a 4% increase in the number of home deliveries, which was offset by a 5% decrease in average sales price of home deliveries. New home deliveries increased to 37,965 homes in the six months ended May 31, 2025 from 36,488 homes in the six months ended May 31, 2024. The average sales price of homes delivered was $398,000 in the six months ended May 31, 2025, compared to $420,000 in the six months ended May 31, 2024. The decrease in average sales price of homes delivered in the six months ended May 31, 2025 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $2.7 billion, or 18.2% (18.4% excluding purchase accounting), in the six months ended May 31, 2025, compared to $3.4 billion, or 22.2%, in the six months ended May 31, 2024. During the six months ended May 31, 2025, gross margins decreased due to an increase in land costs year over year, as well as a decrease in revenue per square foot, which was partially offset by a decrease in construction costs as we continue to focus on construction cost savings.
Selling, general and administrative expenses were $1.3 billion in the six months ended May 31, 2025, compared to $1.2 billion in the six months ended May 31, 2024. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 8.7% in the six months ended May 31, 2025, from 7.8% in the six months ended May 31, 2024, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
During the six months ended May 31, 2025, our homebuilding operating earnings included $37.0 million of interest income, compared to $100.8 million of interest income in the six months ended May 31, 2024. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for the Financial Services segment were $299.5 million in the six months ended May 31, 2025, compared to $276.9 million in the six months ended May 31, 2024. The increase in operating earnings was primarily due to higher profit per locked loan in the mortgage business as a result of higher margins.
Operating loss for the Multifamily segment was $14.5 million in the six months ended May 31, 2025, compared to operating loss of $35.9 million in the six months ended May 31, 2024. Operating loss for the Lennar Other segment was $142.2 million in the six months ended May 31, 2025, compared to operating loss of $67.4 million in the six months ended May 31, 2024. The Lennar Other operating loss for the second quarter of 2025 was primarily due to losses on our technology investments. The Lennar Other operating loss for the six months ended May 31, 2024 included $26.7 million of mark-to-market losses on our publicly traded technology investments and a $46.5 million one-time gain on the sale of a technology investment.
For the six months ended May 31, 2025 and 2024, we had tax provisions of $329.6 million and $511.3 million, respectively, which resulted in overall effective income tax rates of 24.8% and 23.4%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate in the six months ended May 31, 2025 from the prior year was primarily due to a decrease in excess tax benefits from share-based compensation and a decrease in solar tax credits.

Homebuilding Segments
At May 31, 2025, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 3 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended May 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$1,689,129	1,367,873	19.0%	154,866	793	3,714	8,295	7,336	175,004
Central	1,769,582	1,440,084	18.6%	162,742	(1,789)	1,963	(1)	924	163,839
South Central	1,505,750	1,241,884	17.5%	137,955	(1,415)	1,058	(6)	(903)	136,689
West	2,818,980	2,346,962	16.7%	254,863	(10,567)	2,095	1,038	(2,005)	245,424
Other (2)	4,834	5,729	(18.5)%	(13,530)	—	3,562	8,390	8,856	7,278
Totals	$7,788,275	6,402,532	17.8%	696,896	(12,978)	12,392	17,716	14,208	728,234

	Three Months Ended May 31, 2024
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$2,123,136	1,555,904	26.7%	389,854	6,332	2,896	5,317	22,649	427,048
Central	1,769,843	1,384,261	21.8%	227,555	(30)	1,436	(10)	7,485	236,436
South Central	1,194,525	912,228	23.6%	179,400	393	680	(3)	4,106	184,576
West	3,263,903	2,609,981	20.0%	467,453	—	1,564	1,236	8,684	478,937
Other (2)	6,343	7,578	(19.5)%	(6,064)	—	3,135	8,976	7,111	13,158
Totals	$8,357,750	6,469,952	22.6%	1,258,198	6,695	9,711	15,516	50,035	1,340,155

	Six Months Ended May 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenue	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$3,317,027	2,646,520	20.2%	342,915	865	6,449	14,933	32,464	397,626
Central	3,327,136	2,710,067	18.5%	297,005	(3,690)	2,817	(4)	3,163	299,291
South Central	2,666,273	2,188,413	17.9%	257,127	1,249	1,759	(8)	(1,355)	258,772
West	5,707,665	4,733,641	17.1%	554,488	(12,153)	3,343	1,010	(2,483)	544,205
Other (2)	10,720	12,035	(12.3)%	(17,976)	—	6,022	36,789	12,778	37,613
Totals	$15,028,821	12,290,676	18.2%	1,433,559	(13,729)	20,390	52,720	44,567	1,537,507

	Six Months Ended May 31, 2024
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenue	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$3,986,022	2,898,873	27.3%	736,193	11,596	5,207	12,414	38,548	803,958
Central	3,210,271	2,540,020	20.9%	377,889	(451)	2,322	6	18,293	398,059
South Central	2,264,683	1,744,100	23.0%	340,993	1,434	1,292	(3)	9,441	353,157
West	5,785,395	4,665,604	19.4%	754,515	851	3,208	3,713	25,437	787,724
Other (2)	13,160	16,887	(28.3)%	(13,130)	—	6,140	12,688	20,355	26,053
Totals	$15,259,531	11,865,484	22.2%	2,196,460	13,430	18,169	28,818	112,074	2,368,951
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended May 31,
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	4,676	5,324	$1,740,181	2,158,317	$372,000	405,000
Central	4,604	4,393	1,769,582	1,769,842	384,000	403,000
South Central	6,174	4,669	1,505,750	1,194,525	244,000	256,000
West	4,669	5,292	2,818,980	3,263,904	604,000	617,000
Other	8	12	4,834	6,343	604,000	529,000
Total	20,131	19,690	$7,839,327	8,392,931	$389,000	426,000
Of the total homes delivered listed above, 113 homes with a dollar value of $51.1 million and an average sales price of $452,000 represent homes from unconsolidated entities for the three months ended May 31, 2025, compared to 70 homes with a dollar value of $35.2 million and an average sales price of $503,000 for the three months ended May 31, 2024.

	Six Months Ended May 31,
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	8,987	9,907	$3,409,061	4,064,163	$379,000	410,000
Central	8,633	8,094	3,327,137	3,210,271	385,000	397,000
South Central	10,904	8,932	2,666,273	2,264,683	245,000	254,000
West	9,425	9,530	5,707,665	5,785,395	606,000	607,000
Other	16	25	10,720	13,160	670,000	526,000
Total	37,965	36,488	$15,120,856	15,337,672	$398,000	420,000
Of the total homes delivered listed above, 193 homes with a dollar value of $92.0 million and an average sales price of $477,000 represent homes from unconsolidated entities for the six months ended May 31, 2025, compared to 147 homes with a dollar value of $78.1 million and an average sales price of $532,000 for the six months ended May 31, 2024.
Sales Incentives (1):

	Three Months Ended May 31,				Six Months Ended May 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$75,100	47,800	16.9%	10.6%	$71,400	47,200	15.9%	10.4%
Central	45,600	38,000	10.6%	8.6%	47,900	41,900	11.1%	9.6%
South Central	54,400	48,500	18.2%	15.9%	56,100	51,600	18.7%	16.9%
West	64,600	41,800	9.7%	6.3%	65,000	47,300	9.7%	7.2%
Other	101,700	73,400	14.4%	12.2%	99,500	81,700	12.9%	13.4%
Total	$59,500	44,200	13.3%	9.4%	$60,000	47,100	13.1%	10.1%
(1) Sales incentives relate to homes delivered during the period, excluding homes delivered by unconsolidated entities.

New Orders (2):

	Three Months Ended May 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	326	287	5,502	4,758	$1,937,371	1,958,763	$352,000	412,000
Central	457	354	5,368	5,574	2,028,662	2,218,888	378,000	398,000
South Central	391	239	6,626	5,213	1,607,319	1,332,392	243,000	256,000
West	441	363	5,098	5,735	2,997,528	3,679,145	588,000	642,000
Other	2	2	7	13	4,383	5,688	626,000	438,000
Total	1,617	1,245	22,601	21,293	$8,575,263	9,194,876	$379,000	432,000
Of the total new orders listed above, 141 homes with a dollar value of $69.8 million and an average sales price of $495,000 represent homes in 10 active communities from unconsolidated entities for the three months ended May 31, 2025, compared to 74 homes with a dollar value of $40.0 million and an average sales price of $540,000 in eight active communities for the three months ended May 31, 2024.

	Six Months Ended May 31,
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	9,476	9,141	$3,463,930	3,810,481	$366,000	417,000
Central	10,007	9,991	3,864,160	3,983,784	386,000	399,000
South Central	11,547	9,644	2,780,180	2,452,391	241,000	254,000
West	9,909	10,662	5,886,178	6,675,384	594,000	626,000
Other	17	31	11,547	15,218	679,000	491,000
Total	40,956	39,469	$16,005,995	16,937,258	$391,000	429,000
Of the total new orders listed above, 242 homes with a dollar value of $129.7 million and an average sales price of $536,000 represent homes from unconsolidated entities for the six months ended May 31, 2025, compared to 120 homes with a dollar value of $65.2 million and an average sales price of $543,000 for the six months ended May 31, 2024.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2025 and May 31, 2024.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
East	14%	17%	15%	17%
Central	10%	9%	10%	10%
South Central	16%	16%	16%	17%
West	13%	11%	12%	11%
Other	13%	13%	19%	9%
Total	14%	13%	14%	14%
Backlog (3):

	At May 31,
	2025 (1)	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	3,825	5,744	$1,530,495	2,432,505	$400,000	423,000
Central	4,781	5,130	1,937,087	2,171,264	405,000	423,000
South Central	3,430	2,607	815,681	663,648	238,000	255,000
West	3,500	4,383	2,200,051	2,962,332	629,000	676,000
Other	2	9	1,176	3,586	588,000	398,000
Total	15,538	17,873	$6,484,490	8,233,335	$417,000	461,000
Of the total homes in backlog listed above, 128 homes with a backlog dollar value of $101.4 million and an average sales price of $792,000 represent the backlog from unconsolidated entities at May 31, 2025, compared to 120 homes with a backlog dollar value of $61.5 million and an average sales price of $513,000 at May 31, 2024.
(3) During the six months ended May 31, 2025, backlog includes 914 acquired homes of which 186, 717 and 11 homes were in the Central, South Central and West homebuilding segments, respectively.

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
Three Months Ended May 31, 2025 versus Three Months Ended May 31, 2024
Homebuilding East: Revenues from home sales decreased in the second quarter of 2025 compared to the second quarter of 2024, primarily due to a decrease in the number of homes delivered in all the states of the segment and lower average sales price on homes delivered in all the states of the segment except in New Jersey. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of opening and closing of communities. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the second quarter of 2025, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, gross margin percentage of homes delivered decreased year over year.
Homebuilding Central: Revenues from home sales were flat in the second quarter of 2025 compared to the second quarter of 2024, primarily due to an increase in the number of homes delivered in all states of the segment except in Georgia, Illinois, Indiana, Maryland, Minnesota and South Carolina, which was offset by a decrease in the average sales price of homes delivered in Alabama, Illinois, Maryland, North Carolina, South Carolina and Virginia. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the second quarter of 2025, a decrease in revenues per square foot was offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, gross margin percentage of homes delivered decreased year over year.
Homebuilding South Central: Revenues from home sales increased in the second quarter of 2025 compared to the second quarter of 2024, primarily due to the Rausch acquisition which resulted in an increase in the number of homes delivered in all states in the segment, partially offset by a decrease in the average sales price of homes delivered. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix and product mix. In the second quarter of 2025, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of homes delivered decreased year over year.
Homebuilding West: Revenues from home sales decreased in the second quarter of 2025 compared to the second quarter of 2024, primarily due to decreases in the number of homes delivered in all the states in the segment except in Idaho and Utah and in the average sales price of homes delivered in all the states in the segment except California and Idaho. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community due to the timing of opening and closing of communities. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives. In the second quarter of 2025, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of homes delivered decreased year over year.
Six Months Ended May 31, 2025 versus Six Months Ended May 31, 2024
Homebuilding East: Revenues from home sales decreased in the six months ended May 31, 2025 compared to the six months ended May 31, 2024, primarily due to decreases in the number of homes delivered in all the states in the segment and the average sales price of homes delivered in all the states in the segment except in New Jersey. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of opening and closing of communities. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the six months ended May 31, 2025, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, gross margin percentage of homes delivered decreased year over year.
Homebuilding Central: Revenues from home sales increased in the six months ended May 31, 2025 compared to the six months ended May 31, 2024, primarily due to an increase in the number of homes delivered in all the states in the segment except in Maryland, Minnesota and South Carolina, which was partially offset by a decrease in the average sales price of homes delivered in all the states in the segment except in Indiana, Minnesota and Tennessee. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the six months ended May 31, 2025, a decrease in revenues per square foot was partially offset by a decreas

e in costs per square foot. In addition, land costs increased year over year. Overall, gross margin percentage of homes delivered decreased year over year.
Homebuilding South Central: Revenues from home sales increased in the six months ended May 31, 2025, compared to the six months ended May 31, 2024, primarily due to the Rausch acquisition which resulted in an increase in the number of homes delivered in all states in the segment, partially offset by a decrease in the average sales price of homes delivered. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the six months ended May 31, 2025, a decrease in revenues per square foot was partially offset by a decrease in costs per square foot. In addition, land costs increased year over year. Overall, the gross margin percentage of homes delivered decreased year over year.
Homebuilding West: Revenues from home sales decreased in the six months ended May 31, 2025 compared to the six months ended May 31, 2024, primarily due to a decrease in the number of homes delivered in all the states in the segment except in Arizona, Idaho, Utah and Washington. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of opening and closing of communities. In the six months ended May 31, 2025, revenues per square foot were flat while costs per square foot decreased. In addition, land costs increased year over year. Overall, the gross margin percentage of homes delivered decreased year over year.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2025	2024	2025	2024
Dollar value of mortgages originated	$4,877,000	4,998,000	9,320,000	9,110,000
Number of mortgages originated	13,600	13,700	25,900	25,200
Mortgage capture rate of Lennar homebuyers	85%	85%	85%	85%
Number of title and closing service transactions	21,000	20,200	39,200	38,000
At May 31, 2025 and November 30, 2024, the carrying value of Financial Services' commercial mortgage-backed securities was $134.3 million and $135.6 million, respectively. Details of these securities and related debt are disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets
(In thousands)	At May 31, 2025	At November 30, 2024
Multifamily investments in unconsolidated entities	$518,453	503,303
Lennar's net investment in Multifamily	989,978	1,116,295
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. During the six months ended May 31, 2025, two additional LMV I rental operation projects were sold to third-party buyers.

Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform, as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. At May 31, 2025 and November 30, 2024, we had $790.5 million and $894.9 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $368.0 million and $379.4 million, respectively. We have/had investments in Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc.(“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”) and Sunnova Energy International, Inc. (“Sunnova”), which are held at market and the carrying value of which will therefore change depending on the value of our shareholdings in those entities on the last day of each quarter. All of the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. Details of these investments are included within Note 3 of the Notes to Condensed Consolidated Financial Statements. The following is a detail of Lennar Other realized and unrealized losses from sales of shares and mark-to-market adjustments on our publicly traded technology investments:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2025	2024	2025	2024
Blend Labs (BLND)	$—	715	(3,737)	3,651
Hippo (HIPO)	(15,462)	10,737	(28,352)	27,186
Opendoor (OPEN)	(12,921)	(16,907)	(31,707)	(15,592)
SmartRent (SMRT)	—	(4,609)	(4,483)	(6,572)
Sonder (SOND)	—	(40)	(19)	11
Sunnova (NOVA)	(1,057)	(11,410)	(23,645)	(35,335)
Lennar Other realized and unrealized losses from technology investments (1)	$(29,440)	(21,514)	(91,943)	(26,651)
(1)During the six months ended May 31, 2025, we realized a loss of $28.4 million on the sale of our shares in Blend Labs, SmartRent, Sonder and Sunnova and, as of May 31, 2025, have a small remaining interest in Sunnova.
(2) Financial Condition and Capital Resources
At May 31, 2025, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.5 billion, compared to $5.0 billion at November 30, 2024 and $3.9 billion at May 31, 2024.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At May 31, 2025, we had $1.2 billion of homebuilding cash and cash equivalents and ended the second quarter with a total liquidity of $5.4 billion.
Operating Cash Flow Activities
During the six months ended May 31, 2025 and 2024, cash (used in) provided by operating activities totaled ($1.4) billion and $610 million, respectively. During the six months ended May 31, 2025, cash used in operating activities was impacted by an increase in inventories due to land purchases, land development and construction costs of $1.6 billion, an increase in deposits and pre-acquisition costs on real estate of $782 million as we increased the percentage of controlled homesites primarily as a result of option contracts with Millrose, and a decrease in accounts payable and other liabilities of $600 million. This was offset by our net earnings and a decrease in loans held-for-sale of $361 million primarily related to the sale of loans originated by our Financial Services segment.
During the six months ended May 31, 2024, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $336 million primarily related to the sale of loans originated by our Financial Services segment. This was partially offset by an increase in inventories due to strategic land purchases, land development and construction costs of $631 million, an increase in deposits and pre-acquisition costs on real estate of $755 million as we increased the percentage of controlled homesites, and a decrease in accounts payable and other liabilities of $381 million.
Investing Cash Flow Activities
During the six months ended May 31, 2025 and 2024, cash provided by (used in) investing activities totaled $183 million and ($275) million, respectively. During the six months ended May 31, 2025, our cash provided by investing activities was primarily due to $233 million received from the sale of an investment in a joint venture, $72 million proceeds from the sale of investments and distributions of capital from unconsolidated entities of $175 million, which primarily included (1) $32 million from Homebuilding unconsolidated entities, (2) $129 million from Multifamily entities and (3) $15 million from our Lennar Other unconsolidated entities and $115 million proceeds from the sale of notes receivables. This was partially offset by the $254 million acquisition of Rausch, net of cash acquired. In addition, we had cash contributions of $145 million to unconsolidated entities, which included (1) $124 million to Homebuilding unconsolidated entities, (2) $7 million to Lennar other unconsolidated entities and (3) $14 million to Multifamily unconsolidated entities and $71 million of net additions of operating properties and equipment.
During the six months ended May 31, 2024, our cash used in investing activities was primarily due to cash contributions of $248 million to unconsolidated entities, which included (1) $118 million to Homebuilding unconsolidated entities, (2) $117 million to Lennar Other unconsolidated entities, and (3) $13 million to Multifamily unconsolidated entities and $112 million of net additions of operating properties and equipment. This was partially offset by distributions of capital from unconsolidated entities of $62 million, which primarily included (1) $40 million from Homebuilding unconsolidated entities, (2) $16 million from our Lennar Other unconsolidated entities, and (3) $6 million from Multifamily entities.
Financing Cash Flow Activities
During the six months ended May 31, 2025 and 2024, cash used in financing activities totaled $2.3 billion and $3.0 billion, respectively. During the six months ended May 31, 2025, cash used in financing activities was primarily due to (1) $515 million of net repayments under our Financial Services' warehouse facilities; (2) redemption of $500 million aggregate principal amount of our 4.75% senior notes due May 2025; (3) $416 million net cash in connection with the Millrose spin-off; (4) $386 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks; (5) $1.3 billion of repurchases of our common stock, which included $1.2 billion of repurchases under our repurchase program and $65 million of repurchases related to our equity compensation plan; and (6) $265 million of dividend payments. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $700 million aggregate principal amount of our 5.20% senior notes due 2030 and $400 million of net borrowings under our unsecured revolving credit facility.
During the six months ended May 31, 2024, cash used in financing activities was primarily due to (1) $754 million of net repayments under our Financial Services' warehouse facilities; (2) redemption of $454 million aggregate principal amount of our 4.50% senior notes due April 2024; (3) $100 million of partial repurchase of our 4.75% senior notes due 2027 (4) $1.2 billion of repurchases of our common stock, which included $1.1 billion of repurchases under our repurchase program and $86 million of repurchases related to our equity compensation plan; (5) $278 million of dividend payments; and (6) $145 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2025	November 30, 2024	May 31, 2024
Homebuilding debt	$2,791,987	2,258,283	2,241,507
Stockholders’ equity	22,579,080	27,870,135	26,877,874
Total capital	$25,371,067	30,128,418	29,119,381
Homebuilding debt to total capital	11.0%	7.5%	7.7%
Homebuilding debt	$2,791,987	2,258,283	2,241,507
Less: Homebuilding cash and cash equivalents	1,168,143	4,662,643	3,597,493
Net Homebuilding debt	$1,623,844	(2,404,360)	(1,355,986)
Net Homebuilding debt to total capital (1)	6.7%	(9.4)%	(5.3)%
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
At May 31, 2025, Homebuilding debt to total capital was higher compared to November 30, 2024, primarily as a result of a decrease in stockholders' equity due to the spin-off of Millrose, share repurchases, issuance of senior notes and outstanding borrowings under our Credit Facility, partially offset by net earnings and a decrease in Homebuilding debt due to debt paydowns. At May 31, 2025, Homebuilding debt to total capital was higher compared to May 31, 2024, primarily as a result of a decrease in stockholders' equity due to the spin-off of Millrose, share repurchases, issuance of senior notes and outstanding borrowings under our Credit Facility, partially offset by net earnings and a decrease in Homebuilding debt due to debt paydowns.

We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock, strategic transactions to accelerate our land light strategy or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, and joint ventures as we continue to move towards being a pure play homebuilding company.
On February 7, 2025, we successfully completed the taxable spin-off of Millrose from Lennar through a distribution of approximately 80% of Millrose's stock to our stockholders. We temporarily retain, but do not vote, the remaining 20% of the total outstanding shares of Millrose common stock, which we expect to dispose of through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions later in the year. In connection with the spin-off, we contributed to Millrose $5.6 billion in land assets and cash of $1.0 billion, which included $584 million of cash deposits related to option contracts. The spin-off transaction accelerates our longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
On February 10, 2025, we acquired Rausch, a residential homebuilder based in Fayetteville, Arkansas. We acquired Rausch’s homebuilding operations while Millrose acquired Rausch's land assets and we have options on the land. With this acquisition, we have expanded our footprint into new markets in Arkansas (Bentonville/Fayetteville, Little Rock and Jonesboro), Oklahoma (Tulsa and Stillwater), Alabama (Birmingham and Tuscaloosa), and Kansas/Missouri (Kansas City), while adding to our existing footprint in Texas (Houston and San Antonio), Oklahoma (Oklahoma City), Alabama (Huntsville) and Florida (Gulf Coast).
Our Homebuilding senior notes and other debt payable as well as letters of credit and surety bonds are summarized within Note 8 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Six Months Ended May 31,
(Dollars in thousands)	2025	2024
Homebuilding average debt outstanding	$2,528,378	2,640,040
Average interest rate	4.9%	4.8%
Interest incurred	$73,335	70,275
In May 2025, we issued $700 million in aggregate principal amount of 5.20% senior notes due 2030 (the "5.20% senior notes") at a price of 99.969% of the principal amount. Proceeds from the offering, after payment of expenses, totaled $695.6 million. The 5.20% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. Interest on the 5.20% Senior Notes is due semi-annually beginning January 30, 2026.

We utilized the net proceeds from the sale of the 5.20% senior notes primarily to pay off $500 million aggregate principal amount of our 4.75% senior notes due May 2025. The redemption price, which was paid in cash, was 100% of the principal amount outstanding.
In May 2025, we entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. The credit agreement governing our new unsecured Delayed Draw Term Loan Facility permits us to draw up to six times in the first 180 days after the effective date of the credit agreement or May 2028. Once drawn, we may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement, and at our discretion, it can be extended for an additional year, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin. As of May 31, 2025, there were no borrowings under the credit agreement governing the new unsecured Delayed Draw Term Loan Facility.
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	At May 31, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,800,000
Total commitments	$3,025,000
Accordion feature	475,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. In the first quarter of 2025, we received an additional $150 million in commitments. The Credit Facility also provides that up to $477.5 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section in our 2024 Form 10-K. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Under the agreements governing our Credit Facility and Delayed Draw Term Loan Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements, which involve adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of May 31, 2025. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements as of May 31, 2025:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2025
Minimum net worth test	$10,000,000	16,545,782
Maximum leverage ratio	60.0%	12.4%
Liquidity test	1.00	246.00

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
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At May 31, 2025, we have a remaining authorization to repurchase $2.2 billion in value of our Class A or Class B common stock. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the six months ended May 31, 2025 and May 31, 2024 are included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
During the six months ended May 31, 2025, treasury shares increased by 10.6 million shares primarily due to our repurchase of 9.9 million shares of Class A and Class B common stock through our stock repurchase program. During the six months ended May 31, 2024, treasury shares increased by 7.8 million shares primarily due to our repurchase of 7.2 million shares of Class A and Class B common stock through our stock repurchase program.
On February 7, 2025, we distributed a stock dividend consisting of 120,980,401 shares of Millrose Class A common stock and 11,819,811 shares of Millrose Class B common stock (representing approximately 80% of the total outstanding shares of Millrose common stock) to the holders of Lennar Class A or Class B common stock as of the close of business on January 21, 2025, the record date of the Millrose spin-off.
On June 19, 2025, our Board of Directors declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on July 18, 2025 to holders of record at the close of business on July 3, 2025. On May 7, 2025, we paid a quarterly cash dividend of 0.50 per share for both our Class A and Class B common stock to holders of record at the close of business day April 23, 2025. We approved and paid cash dividends of $0.50 per share for each of the four quarters of 2024 for both our Class A and Class B common stock.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Supplemental Financial Information
Our outstanding senior notes are guaranteed by certain of our wholly-owned subsidiaries, which are primarily homebuilding subsidiaries. These guarantees are full and unconditional. The guarantors of our senior notes are currently those subsidiaries that also guarantee Lennar Corporation's letter of credit facilities and its Credit Facility, which is disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements. Under the indentures governing our senior notes, guarantees may be suspended or released under certain circumstances.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at May 31, 2025 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	At May 31, 2025	At November 30, 2024
Due from non-guarantor subsidiaries	$13,973,126	18,396,060
Equity method investments	2,380,419	1,078,635
Total assets	39,893,911	50,251,091
Total liabilities	8,937,245	10,067,424

Six Months Ended
(In thousands)	May 31, 2025
Total revenues	$14,351,055
Operating earnings	1,500,174
Earnings before income taxes	1,165,553
Net earnings attributable to Lennar	876,581

Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with applicable debt covenants at May 31, 2025.
Homebuilding: Investments in Unconsolidated Entities
As of May 31, 2025, we had equity investments in 54 active Homebuilding and land unconsolidated entities (of which 4 had recourse debt, 14 had non-recourse debt and 36 had no debt) compared to 51 active Homebuilding and land unconsolidated entities at November 30, 2024. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from each partner. Details regarding these investments, balances and debt are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Bank debt without recourse to Lennar	$1,393,293	224,027	156,833	420,179	592,254	—
Land seller and other debt without recourse to Lennar	(1,242)	—	—	—	(1,242)	—
Maximum recourse debt exposure to Lennar	33,913	—	12,003	—	21,910	—
Debt issuance costs	(6,159)	—	—	—	—	(6,159)
Total	$1,419,805	224,027	168,836	420,179	612,922	(6,159)
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
Multifamily: Investments in Unconsolidated Entities
At May 31, 2025, Multifamily had equity investments in 25 active unconsolidated entities that are engaged in multifamily residential developments (of which 17 had non-recourse debt and 8 had no debt) compared to 23 active unconsolidated entities at November 30, 2024. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II, the CPPIB Fund and the Institutional JV, which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. Details of each fund as of and during the six months ended May 31, 2025 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Debt without recourse to Lennar	$2,449,245	221,597	1,134,528	777,565	315,555	—
Debt issuance costs	(21,190)	—	—	—	—	(21,190)
Total	$2,428,055	221,597	1,134,528	777,565	315,555	(21,190)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and are recorded as equity in earnings (losses) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $132.9 million and $140.1 million as of May 31, 2025 and November 30, 2024, respectively.
As of May 31, 2025 and November 30, 2024, we had strategic technology investments in unconsolidated entities of $235.1 million and $239.3 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and homeownership experience, and are an important part of our focus on using technology to reduce costs. Details regarding these investments are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
May 31, 2025	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	113,568	1,017	114,585
Central	133,925	3,948	137,873
South Central	168,768	2,236	171,004
West	99,155	3,356	102,511
Other	4,649	1,561	6,210
Total homesites	520,065	12,118	532,183	0.1
% of total homesites	98%	2%

				Years of
May 31, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	86,067	17,180	103,247
Central	77,747	32,090	109,837
South Central	98,297	18,721	117,018
West	72,617	21,688	94,305
Other	4,828	1,891	6,719
Total homesites	339,556	91,570	431,126	1.2
% of total homesites	79%	21%
(1)Based on trailing twelve months of homes delivered.
Details on option contracts, transactions with land banks and Millrose and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, except for a decrease of $515 million in borrowings under the Financial Services' warehouse repurchase facilities, a decrease of $449 million in land purchase contract obligations, and an increase of $540 million in Homebuilding senior notes and other debts payable, net.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended May 31, 2025 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.
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
In May 2025, we issued $700 million in aggregate principal amount of 5.20% senior notes due 2030.
In May 2025, we paid off $500 million aggregate principal amount of our 4.75% senior notes due May 2025.
As of May 31, 2025, we had $400.0 million of outstanding borrowings under our Credit Facility.
As of May 31, 2025, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.2 billion under residential facilities and $80.4 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2025

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2025	2026	2027	2028	2029	2030	Thereafter	Total	2025
LIABILITIES:
Homebuilding:
Senior Notes and other debt payable:
Fixed rate	$32.3	464.6	1,164.7	10.1	11.5	702.7	12.1	2,398.0	2,410.0
Average interest rate	2.9%	5.2%	4.9%	3.0%	7.5%	5.2%	6.6%	5.0%	—
Variable rate	$400.0	—	—	—	—	—	—	400.0	400.0
Average interest rate	2.8%	—	—	—	—	—	—	2.8%	—
Financial Services:
Notes and other debt payable:
Fixed rate	$—	—	—	—	—	—	124.3	124.3	124.8
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,219.2	72.6	—	—	—	—	—	1,291.8	1,291.8
Average interest rate	5.8%	6.6%	—	—	—	—	—	5.8%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K.

Item 4. Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together, “Co-CEOs”) and our Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2025 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2025. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, or in our other filings with the SEC, including Part I, Item 1A of our 2024 Form 10-K. There have been no material changes in our risk factors from those disclosed in those reports, other than the impact of inflation, increased interest rates, possible effects of tariffs and increased enforcement of restrictions on immigration, which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2025:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2) (In thousands)
March 1 to March 31, 2025	—	$—	—	$2,714,335
April 1 to April 30, 2025	1,323	$108.41	—	$2,714,335
May 1 to May 31, 2025	4,708,700	$109.79	4,706,451	$2,197,601
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

Item 6. Exhibits

4.1
Fifteenth Supplemental Indenture, dated as of May 19, 2025, among Lennar Corporation, each of the Guarantors identified therein and The Bank of New York Mellon, as trustee, including the form of 5.200% Senior Notes due 2030 and the form of Guarantee - Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated May 14, 2025.

10.1
Delayed Draw Term Loan Credit Agreement, dated as of May 14, 2025, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 14, 2025.

10.2
Guarantee Agreement, dated as of May 14, 2025, among certain of the Lennar Corporation’s subsidiaries in favor of the guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 14, 2025.

31.1	*	Rule 13a-14(a) certification by Stuart Miller.
31.2	*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3	*	Rule 13a-14(a) certification by Diane Bessette.
32.	**	Section 1350 certifications by Stuart Miller, Jonathan M. Jaffe, and Diane Bessette.
101.	*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, filed on July 1, 2025, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	July 1, 2025	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	July 1, 2025	/s/ David Collins
David Collins
Vice President and Controller