Form 10-Q
period 2025-08-31
LENNAR CORP /NEW/
filed 2025-10-03
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of August 31, 2025:
Class A 223,803,530
Class B 31,217,013

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	August 31,	November 30,
	2025 (1)	2024 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,406,215	4,662,643
Restricted cash	29,928	11,799
Receivables, net	948,295	1,053,211
Inventories:
Finished homes and construction in progress	10,049,466	10,884,861
Land and land under development	1,069,620	4,750,025
Inventory owned	11,119,086	15,634,886
Consolidated inventory not owned	2,258,568	4,084,665
Inventory owned and consolidated inventory not owned	13,377,654	19,719,551
Deposits and pre-acquisition costs on real estate	6,012,493	3,625,372
Investments in unconsolidated entities	2,648,329	1,344,836
Goodwill	3,442,359	3,442,359
Other assets	1,798,459	1,734,698
	29,663,732	35,594,469
Financial Services	3,368,588	3,516,550
Multifamily	1,001,478	1,306,818
Lennar Other	844,603	894,944
Total assets	$34,878,401	41,312,781
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
As of August 31, 2025, total assets include $2.1 billion related to consolidated VIEs of which $77.6 million is included in Homebuilding cash and cash equivalents, $2.0 million in Homebuilding receivables, net, $51.7 million in Homebuilding finished homes and construction in progress, $336.1 million in Homebuilding land and land under development, $1.5 billion in Homebuilding consolidated inventory not owned, $83.6 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.1 million in Homebuilding investments in unconsolidated entities, $8.6 million in Homebuilding other assets and $25.3 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	August 31,	November 30,
	2025 (2)	2024 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,521,244	1,839,440
Liabilities related to consolidated inventory not owned	1,987,263	3,563,934
Senior notes and other debts payable, net	3,523,766	2,258,283
Other liabilities	2,809,923	3,201,552
	9,842,196	10,863,209
Financial Services	2,070,051	2,140,708
Multifamily	116,014	181,883
Lennar Other	98,585	105,756
Total liabilities	12,126,846	13,291,556
Commitments and contingent liabilities (See Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2025 and November 30, 2024 - 400,000,000 shares; Issued: August 31, 2025 - 261,530,577 shares and November 30, 2024 - 259,979,453 shares	26,153	25,998
Class B common stock of $0.10 par value; Authorized: August 31, 2025 and November 30, 2024 - 90,000,000 shares; Issued: August 31, 2025 - 36,601,215 shares and November 30, 2024 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,884,528	5,729,434
Retained earnings	22,107,836	25,753,078
Treasury stock, at cost; August 31, 2025 - 37,727,047 shares of Class A common stock and 5,384,202 shares of Class B common stock; November 30, 2024 - 23,814,148 shares of Class A common stock and 4,532,701 shares of Class B common stock	(5,457,876)	(3,649,564)
Accumulated other comprehensive income	6,019	7,529
Total stockholders’ equity	22,570,320	27,870,135
Noncontrolling interests	181,235	151,090
Total equity	22,751,555	28,021,225
Total liabilities and equity	$34,878,401	41,312,781
(2)As of August 31, 2025, total liabilities include $1.4 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $39.0 million is included in Homebuilding accounts payable, $1.4 billion in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debt payable, $1.3 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
Revenues:
Homebuilding	$8,253,675	9,045,692	23,381,407	24,357,742
Financial Services	314,195	273,270	889,370	804,713
Multifamily	228,465	93,443	521,966	322,620
Lennar Other	13,943	3,637	26,582	9,489
Total revenues	8,810,278	9,416,042	24,819,325	25,494,564
Costs and expenses:
Homebuilding	7,497,119	7,613,042	21,184,631	20,697,033
Financial Services	136,323	128,870	410,735	382,005
Multifamily	238,791	184,708	566,844	419,580
Lennar Other	45,450	17,176	99,039	53,105
Corporate general and administrative	171,397	164,672	474,628	478,975
Charitable foundation contribution	21,584	21,516	59,549	58,004
Total costs and expenses	8,110,664	8,129,984	22,795,426	22,088,702
Equity in earnings from unconsolidated entities	10,822	186,621	56,172	151,767
Other income (expense), net and other gains (losses), net	(18,956)	23,331	43,471	156,875
Lennar Other realized and unrealized gains from technology investments	99,223	39,123	7,280	12,472
Earnings before income taxes	790,703	1,535,133	2,130,822	3,726,976
Provision for income taxes	(190,892)	(347,859)	(520,478)	(859,195)
Net earnings (including net earnings attributable to noncontrolling interests)	599,811	1,187,274	1,610,344	2,867,781
Less: Net earnings attributable to noncontrolling interests	8,844	24,600	22,402	31,462
Net earnings attributable to Lennar	$590,967	1,162,674	1,587,942	2,836,319
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale	$—	444	(1,510)	2,161
Total other comprehensive income (loss), net of tax	$—	444	(1,510)	2,161
Total comprehensive income attributable to Lennar	$590,967	1,163,118	1,586,432	2,838,480
Total comprehensive income attributable to noncontrolling interests	$8,844	24,600	22,402	31,462
Basic and diluted earnings per share	$2.29	4.26	6.06	10.26

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2025	2024
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$1,610,344	2,867,781
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	99,326	85,119
Amortization of discount/premium and accretion on debt, net	(33)	407
Equity in earnings from unconsolidated entities	(56,172)	(151,767)
Distributions of earnings from unconsolidated entities	28,266	34,108
Share-based compensation expense	138,363	154,094
Deferred income tax expense	77,332	99,368
Gains on redemption/repurchase of senior notes	—	(825)
Loans held-for-sale unrealized gains	(10,293)	(1,617)
Lennar Other realized and unrealized losses (gains) from technology investments and other losses (gains), net	14,218	(35,189)
Gains on sale of other assets and loans receivables	(34,086)	(15,428)
Gain on sale of investments in unconsolidated entities and other	(35,678)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	146,893	125,777
Changes in assets and liabilities:
Increase in receivables	(10,286)	(24,170)
Increase in inventories, excluding valuation adjustments	(1,314,933)	(707,702)
Increase in deposits and pre-acquisition costs on real estate	(1,248,390)	(984,843)
Increase in other assets	(209,892)	(84,751)
Decrease in loans held-for-sale	240,394	245,004
Decrease in accounts payable and other liabilities	(978,048)	(176,492)
Net cash (used in) provided by operating activities	(1,542,675)	1,428,874
Cash flows from investing activities:
Net additions of operating properties and equipment	(103,424)	(130,138)
Proceeds from sale of other assets	54,803	31,435
Proceeds from sale of investments in unconsolidated joint venture	233,007	—
Proceeds from sales of investments	86,862	—
Investments in and contributions to unconsolidated entities	(203,010)	(311,904)
Distributions of capital from unconsolidated entities	235,593	236,527
Proceeds from sale of loan receivables	114,661	—
Acquisition, net of cash and restricted cash acquired	(254,492)	—
Decrease (increase) in Financial Services loans held-for-investment	11,572	(2,479)
Purchases of investment securities	(3,456)	(4,519)
Proceeds from maturities/sales of investment securities	3,518	4,254
Net cash provided by (used in) investing activities	$175,634	(176,824)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2025	2024
Cash flows from financing activities:
Net borrowings under revolving credit facility	$1,140,000	—
Net repayments under warehouse facilities	(67,111)	(618,388)
Proceeds from issuance of senior notes	700,000	—
Redemption/repurchases of senior notes	(500,000)	(553,865)
Principal payments on notes payable and other borrowings	(48,659)	(43,995)
Net cash distributed in connection with Millrose Properties, Inc. spin-off	(416,006)	—
Proceeds from liabilities related to consolidated inventory not owned	259	130,440
Proceeds from other borrowings	—	6,231
Payments for liabilities related to consolidated inventory not owned	(479,426)	(255,753)
Payments related to other liabilities, net	(4,263)	(4,263)
Receipts related to noncontrolling interests	25,982	17,044
Payments related to noncontrolling interests	(7,777)	(45,819)
Debt issuance costs	(6,502)	—
Common stock:
Repurchases	(1,808,312)	(1,729,308)
Dividends	(394,357)	(414,168)
Net cash used in financing activities	(1,866,172)	(3,511,844)
Net decrease in cash and cash equivalents and restricted cash	(3,233,213)	(2,259,794)
Cash and cash equivalents and restricted cash at beginning of period	4,990,210	6,570,938
Cash and cash equivalents and restricted cash at end of period	$1,756,997	4,311,144
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,406,215	4,037,405
Financial Services	216,129	156,840
Multifamily	17,337	24,755
Lennar Other	22,532	33,662
Homebuilding restricted cash	29,928	12,600
Financial Services restricted cash	64,856	45,882
	$1,756,997	4,311,144
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Payments of inventories financed by sellers	$320	34,245
Net non-cash contributions to unconsolidated entities	162,454	14,453
Non-cash impact of Millrose Properties, Inc. spin-off:
Inventories	$(5,578,704)	—
Investments in unconsolidated entities	1,197,039	—
Other assets	(60,156)	—
Notes payable	19,000	—
Retained earnings	4,422,821	—

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
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2025 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of August 31, 2025 and November 30, 2024 included $673.7 million and $265.6 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended August 31, 2025 and 2024, the Company granted employees an immaterial number of nonvested shares. During the nine months ended August 31, 2025 and 2024, the Company granted employees 1.4 million and 1.3 million of nonvested shares of Class A common stock, respectively.
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
(2)Business Transactions
Spin-off of Millrose Properties, Inc.
On February 7, 2025, the Company completed the taxable spin-off of Millrose Properties, Inc. ("Millrose") through a distribution of approximately 80% of Millrose's stock to its stockholders. The Company temporarily retains, but does not vote, the remaining 20% of the total outstanding shares of Millrose common stock, which it expects to dispose of through a split-off, a stock sale or another transaction. In connection with the spin-off, the Company contributed to Millrose $5.6 billion in land assets, representing approximately 87,000 homesites, and cash of $1.0 billion, which included $584.0 million of cash deposits related to option contracts. The spin-off transaction accelerates Lennar's longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
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
Homebuilding segments: (1) East (2) Central (3) South Central (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	At August 31, 2025
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,406,215	216,129	17,337	22,532	1,662,213
Restricted cash	29,928	64,856	—	—	94,784
Receivables, net (1)	948,295	556,273	45,715	—	1,550,283
Inventory owned and consolidated inventory not owned	13,377,654	—	322,502	—	13,700,156
Deposits and pre-acquisition costs on real estate	6,012,493	—	15,425	—	6,027,918
Investments in unconsolidated entities (2)	2,648,329	2,657	519,510	372,256	3,542,752
Loans held-for-sale (3) (6)	—	2,081,628	—	—	2,081,628
Investments in equity securities (4)	—	—	—	285,589	285,589
Investments available-for-sale (5)	—	—	—	39,069	39,069
Investments held-to-maturity	—	133,558	—	—	133,558
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,798,459	123,788	80,989	125,157	2,128,393
Total assets	$29,663,732	3,368,588	1,001,478	844,603	34,878,401
Liabilities:
Senior notes and other debts payable, net	$3,523,766	1,863,845	—	—	5,387,611
Liabilities related to consolidated inventory not owned	1,987,263	—	—	—	1,987,263
Accounts payable and other liabilities	4,331,167	206,206	116,014	98,585	4,751,972
Total liabilities	$9,842,196	2,070,051	116,014	98,585	12,126,846

(In thousands)	At November 30, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,662,643	175,382	30,948	40,691	4,909,664
Restricted cash	11,799	68,747	—	—	80,546
Receivables, net (1)	1,053,211	545,752	53,595	—	1,652,558
Inventory owned and consolidated inventory not owned	19,719,551	—	592,879	—	20,312,430
Deposits and pre-acquisition costs on real estate	3,625,372	—	32,643	—	3,658,015
Investments in unconsolidated entities	1,344,836	—	503,303	379,435	2,227,574
Loans held-for-sale (3)	—	2,250,718	—	—	2,250,718
Investments in equity securities (4)	—	—	—	347,810	347,810
Investments available-for-sale (5)	—	—	—	40,578	40,578
Loans held-for-investment, net (6)	—	60,969	—	—	60,969
Investments held-to-maturity	—	135,646	—	—	135,646
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,734,698	89,637	93,450	86,430	2,004,215
Total assets	$35,594,469	3,516,550	1,306,818	894,944	41,312,781
Liabilities:
Senior notes and other debt payable, net	$2,258,283	1,930,956	—	—	4,189,239
Liabilities related to consolidated inventory not owned	3,563,934	—	—	—	3,563,934
Accounts payable and other liabilities	5,040,992	209,752	181,883	105,756	5,538,383
Total liabilities	$10,863,209	2,140,708	181,883	105,756	13,291,556
(1)Financial Services, receivables, net, are primarily related to loans sold to investors for which the Company had not yet been paid as of August 31, 2025 and November 30, 2024, respectively.
(2)Investments in unconsolidated entities as of August 31, 2025 include the carrying value of 20% of the total outstanding shares of Millrose common stock, which was $1.2 billion.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(3)Loans held-for-sale related to unsold residential and commercial loans carried at fair value, of which $50.3 million of residential loans are carried at lower of cost or fair value.
(4)Investments in equity securities include investments of $118.3 million and $143.0 million without readily available fair values as of August 31, 2025 and November 30, 2024, respectively.
(5)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.
(6)As of August 31, 2025, the Financial Services segment transferred its loans held-for-investment of $61.0 million (fair value of $50.3 million) to held-for-sale, based on the Company’s intent to sell the loans in the near future.

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2025	2024	2025	2024
Revenues:
Homebuilding	$8,253,675	9,045,692	23,381,407	24,357,742
Financial Services	314,195	273,270	889,370	804,713
Multifamily	228,465	93,443	521,966	322,620
Lennar Other	13,943	3,637	26,582	9,489
	$8,810,278	9,416,042	24,819,325	25,494,564
Earnings (loss) before income taxes:
Homebuilding	$759,785	1,477,918	2,297,292	3,846,869
Financial Services	177,872	144,400	478,635	422,708
Multifamily	(16,471)	78,908	(31,248)	42,795
Lennar Other	62,498	20,095	(79,680)	(48,417)
Corporate and Unallocated (1)	(192,981)	(186,188)	(534,177)	(536,979)
	$790,703	1,535,133	2,130,822	3,726,976
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The assets related to the Company’s Homebuilding segments were as follows:

(In thousands)	At August 31, 2025	At November 30, 2024
East	$5,724,354	6,967,571
Central	4,848,376	5,567,451
South Central	4,207,858	4,238,587
West	10,442,228	12,148,434
Other	2,813,064	1,729,407
Corporate and Unallocated	1,627,852	4,943,019
Total Homebuilding	$29,663,732	35,594,469
Financial information relating to the Company’s Homebuilding segments was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2025	2024	2025	2024
Revenues
East	$1,703,457	2,074,799	5,064,438	6,091,146
Central	2,075,062	2,206,293	5,406,615	5,418,886
South Central	1,508,269	1,286,625	4,198,495	3,554,836
West	2,960,730	3,471,591	8,688,960	9,267,120
Other	6,157	6,384	22,899	25,754
	$8,253,675	9,045,692	23,381,407	24,357,742

Operating earnings (loss)
East	$181,648	401,908	579,274	1,205,866
Central	189,458	343,490	488,749	741,549
South Central	130,129	197,767	388,901	550,924
West	270,323	514,448	814,528	1,302,172
Other	(11,773)	20,305	25,840	46,358
	$759,785	1,477,918	2,297,292	3,846,869
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
At August 31, 2025, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
September 2025 (1)	$1,000,000	—	1,000,000
October 2025	100,000	100,000	200,000
March 2026	250,000	250,000	500,000
May 2026	250,000	450,000	700,000
July 2026	100,000	100,000	200,000
December 2026	—	375,000	375,000
Total residential facilities	$1,700,000	1,275,000	2,975,000
LMF commercial facilities maturing:
December 2025	200,000	—	200,000
January 2026	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$3,275,000
(1)Subsequent to August 31, 2025, the maturity date was extended to September 2026.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	At August 31, 2025	At November 30, 2024
Borrowings under residential facilities	$1,682,918	1,776,045
Collateral under residential facilities	1,743,688	1,837,833
Borrowings under LMF Commercial facilities	57,313	28,747
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving repurchase claims exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and nine months ended August 31, 2025 and 2024. Loan origination liabilities were $17.3 million and $16.7 million as of August 31, 2025 and November 30, 2024, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2025	2024	2025	2024
Originations (1)	$177,837	236,665	486,677	449,000
Sold	172,643	145,325	458,466	301,610
Securitizations	2	4	8	9
(1)During both the three and nine months ended August 31, 2025 and 2024, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At August 31, 2025 and November 30, 2024, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three or nine months ended August 31, 2025 and August 31, 2024. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	August 31, 2025	November 30, 2024
Carrying value	$133,558	135,646
Outstanding debt, net of debt issuance costs	123,615	126,164
Incurred interest rate	3.4%	3.4%

	August 31, 2025
	Range
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company has/had investments in Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc. (“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”) and Sunnova Energy International, Inc. (“Sunnova”), which are held at market and the carrying value of which will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. The following is a detail of Lennar Other realized and unrealized gains from sales of shares and mark-to-market adjustments on the Company's technology investments:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2025	2024	2025	2024
Blend Labs (BLND)	$—	2,270	(3,737)	5,921
Hippo (HIPO)	27,754	6,609	(598)	33,795
Opendoor (OPEN)	71,345	(564)	39,638	(16,156)
SmartRent (SMRT)	—	(5,634)	(4,483)	(12,206)
Sonder (SOND)	—	71	(19)	82
Sunnova (NOVA)	124	36,371	(23,521)	1,036
Lennar Other realized and unrealized gains from technology investments (1)	$99,223	39,123	7,280	12,472
(1)During the nine months ended August 31, 2025, the Company generated $44.7 million of cash and realized a loss of $25.9 million on the sale of its shares in Blend Labs, Hippo, SmartRent, Sonder and Sunnova.
(4)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	At August 31, 2025	At November 30, 2024
Investments in unconsolidated entities (1) (2)	$2,648,329	1,344,836
Underlying equity in unconsolidated entities' net assets (1) (2)	2,895,562	1,636,307
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2025 and November 30, 2024, the carrying amount of the Company's investment was $559.3 million and $470.8 million, respectively. Additionally, included is the carrying value of approximately 20% of the total outstanding shares of Millrose common stock, which was $1.2 billion as of August 31, 2025. The Company has determined that Millrose is a VIE, but the Company is not the primary beneficiary. The Company uses the equity method of accounting for its 20% investment in Millrose. The Company expects to dispose of the remaining 20% through a split-off, a stock sale or another transaction.
As of August 31, 2025 and November 30, 2024, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $499.8 million and $287.0 million, respectively.
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
As of both August 31, 2025 and November 30, 2024, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were immaterial. The Company believes that as of August 31, 2025, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 8 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2024 Form 10-K.
The Upward America Venture LP (“Upward America”) is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by the Company. As of August 31, 2025 and November 30, 2024, the carrying amount of the Company's investment in Upward America was $14.6 million and $20.8 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute to the Company after the achievement of certain thresholds. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2024 Form 10-K. As of both August 31, 2025 and November 30, 2024, the fair value of the completion guarantees was immaterial. As of August 31, 2025 and November 30, 2024, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $757.5 million and $907.8 million, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of joint ventures' rental operation projects and investments in various rental projects.
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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2025	2024	2025	2024
General contractor services, net of deferrals	$42,150	67,190	100,864	253,260
General contractor costs	41,766	63,774	97,665	239,458
Land sales to joint ventures	—	—	162,447	14,454
Management fee income, net of deferrals	5,126	10,917	18,503	40,627
The Multifamily segment includes managing and investing in Multifamily Venture Fund I LP (“LMV I”), Multifamily Venture Fund II LP (“LMV II”), Canada Pension Plan Investments Fund (the “CPPIB Fund”) and a new joint venture with an institutional investor (the “Institutional JV”), which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of August 31, 2025, the Company has a $28.0 million investment in the CPPIB Fund. During the nine months ended August 31, 2025, the Multifamily segment completed the closing of the Institutional JV. The Multifamily segment expects the Institutional JV to acquire certain portfolio assets and invest additional capital to support pipeline opportunities. The Company's ownership percentage in the Institutional JV is 10%. As of August 31, 2025, the Company holds a $41.9 million investment in the Institutional JV. Additional dollars will be committed as opportunities are identified by the CPPIB Fund and the Institutional JV.
Details of LMV I and LMV II are included below:

	August 31, 2025
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$107,907	215,927
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,229,585
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	371,492
Lennar's remaining commitments (1)	3,635	9,508
Distributions to Lennar during the nine months ended August 31, 2025	19,690	770
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. During the nine months ended August 31, 2025, two additional LMV I rental operation projects were sold to third-party buyers.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $134.3 million and $140.1 million as of August 31, 2025 and November 30, 2024, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds accounted for under the equity method of accounting with a carrying value of $238.0 million and $239.3 million, as of August 31, 2025 and November 30, 2024, respectively.
(5)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2025 and 2024:

	Three Months Ended August 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2025	$22,731,882	26,136	3,660	5,842,732	(4,945,458)	6,019	21,645,991	152,802
Net earnings (including net earnings attributable to noncontrolling interests)	599,811	—	—	—	—	—	590,967	8,844
Employee stock and directors plans	15,563	17	—	16,291	(745)	—	—	—
Purchases of treasury stock	(511,673)	—	—	—	(511,673)	—	—	—
Amortization of restricted stock	25,505	—	—	25,505	—	—	—	—
Cash dividends	(129,122)	—	—	—	—	—	(129,122)	—
Receipts related to noncontrolling interests	4,953	—	—	—	—	—	—	4,953
Payments related to noncontrolling interests	(1,812)	—	—	—	—	—	—	(1,812)
Non-cash purchase or activity of noncontrolling interests, net	16,448	—	—	—	—	—	—	16,448
Balance at August 31, 2025	$22,751,555	26,153	3,660	5,884,528	(5,457,876)	6,019	22,107,836	181,235

	Three Months Ended August 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2024	$27,015,753	25,996	3,660	5,674,733	(2,597,806)	6,596	23,764,695	137,879
Net earnings (including net earnings attributable to noncontrolling interests)	1,187,274	—	—	—	—	—	1,162,674	24,600
Employee stock and directors plans	10	2	—	70	(62)	—	—	—
Purchases of treasury stock	(524,540)	—	—	—	(524,540)	—	—	—
Amortization of restricted stock	31,908	—	—	31,908	—	—	—	—
Cash dividends	(135,850)	—	—	—	—	—	(135,850)	—
Receipts related to noncontrolling interests	2,322	—	—	—	—	—	—	2,322
Payments related to noncontrolling interests	(19,173)	—	—	—	—	—	—	(19,173)
Non-cash purchase or activity of noncontrolling interests, net	(440)	—	—	—	—	—	—	(440)
Total other comprehensive income, net of tax	444	—	—	—	—	444	—	—
Balance at August 31, 2024	$27,557,708	25,998	3,660	5,706,711	(3,122,408)	7,040	24,791,519	145,188

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended August 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2024	$28,021,225	25,998	3,660	5,729,434	(3,649,564)	7,529	25,753,078	151,090
Net earnings (including net earnings attributable to noncontrolling interests)	1,610,344	—	—	—	—	—	1,587,942	22,402
Employee stock and directors plans	(48,108)	155	—	17,680	(65,943)	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Purchases of treasury stock	(1,742,369)	—	—	—	(1,742,369)	—	—	—
Amortization of restricted stock	138,363	—	—	138,363	—	—	—	—
Cash dividends	(394,357)	—	—	—	—	—	(394,357)	—
Receipts related to noncontrolling interests	25,982	—	—	—	—	—	—	25,982
Payments related to noncontrolling interests	(7,777)	—	—	—	—	—	—	(7,777)
Millrose Properties, Inc. spin-off	(4,838,827)	—	—	—	—	—	(4,838,827)	—
Non-cash purchase or activity of noncontrolling interests, net	(11,411)	—	—	(949)	—	—	—	(10,462)
Total other comprehensive loss, net of tax	(1,510)	—	—	—	—	(1,510)	—	—
Balance at August 31, 2025	$22,751,555	26,153	3,660	5,884,528	(5,457,876)	6,019	22,107,836	181,235

	Nine Months Ended August 31, 2024
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2023	$26,701,966	25,848	3,660	5,570,009	(1,393,100)	4,879	22,369,368	121,302
Net earnings (including net earnings attributable to noncontrolling interests)	2,867,781	—	—	—	—	—	2,836,319	31,462
Employee stock and directors plans	(84,509)	150	—	1,282	(85,941)	—	—	—
Purchases of treasury stock	(1,643,367)	—	—	—	(1,643,367)	—	—	—
Amortization of restricted stock	154,094	—	—	154,094	—	—	—	—
Cash dividends	(414,168)	—	—	—	—	—	(414,168)	—
Receipts related to noncontrolling interests	17,044	—	—	—	—	—	—	17,044
Payments related to noncontrolling interests	(45,819)	—	—	—	—	—	—	(45,819)
Non-cash purchase or activity of noncontrolling interests, net	2,525	—	—	(18,674)	—	—	—	21,199
Total other comprehensive income, net of tax	2,161	—	—	—	—	2,161	—	—
Balance at August 31, 2024	$27,557,708	25,998	3,660	5,706,711	(3,122,408)	7,040	24,791,519	145,188
On September 26, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share on both its Class A and Class B common stock, payable on October 27, 2025 to holders of record at the close of business on October 10, 2025. On July 18, 2025, the Company paid a quarterly cash dividend of 0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business day July 3, 2025. The Company approved and paid cash dividends of $0.50 per share for each of the four quarters of 2024 for both its Class A and Class B common stock.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At August 31, 2025, we have a remaining authorization to repurchase $1.7 billion in value of the Company's Class A or Class B common stock. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended August 31,				Nine Months Ended August 31,
	2025		2024		2025		2024
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	3,931,000	188,066	2,892,320	462,906	13,202,936	851,386	9,311,923	1,243,303
Total purchase price	$484,372	$22,154	$447,845	$71,434	$1,624,220	$101,779	$1,445,909	$182,641
Average price per share	$123.22	$117.80	$154.84	$154.32	$123.02	$119.55	$155.27	$146.90
(6)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2025	2024	2025	2024
Provision for income taxes	$190,892	347,859	520,478	859,195
Effective tax rate (1)	24.4%	23.0%	24.7%	23.2%
(1)For the three and nine months ended August 31, 2025 and 2024, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate for the three months ended August 31, 2025 from the prior year was primarily due to a decrease in tax credits. The increase in the effective tax rate for the nine months ended August 31, 2025 from the prior year was primarily due to a decrease in excess tax benefits from shared-based compensation and a decrease in tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted, introducing various changes to U.S. federal tax law. The Company does not expect the Act to have a material impact on its consolidated financial statements for the fiscal year ending November 30, 2025, and is currently evaluating the potential impact of the Act on future periods.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net earnings attributable to Lennar	$590,967	1,162,674	1,587,942	2,836,319
Less: distributed earnings allocated to nonvested shares	855	635	4,784	4,351
Less: undistributed earnings allocated to nonvested shares	4,393	10,257	11,572	24,177
Numerator for basic and diluted earnings per share	585,719	1,151,782	1,571,586	2,807,791
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	255,601	270,164	259,540	273,604
Basic and diluted earnings per share	$2.29	4.26	6.06	10.26
For both the three and nine months ended August 31, 2025 and 2024, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.
(8)Homebuilding Senior Notes and Other Debt Payable

(Dollars in thousands)	At August 31, 2025	At November 30, 2024
Unsecured revolving credit facility	$1,140,000	—
5.25% senior notes due 2026	400,912	401,824
5.00% senior notes due 2027	350,686	350,974
4.75% senior notes due 2027	698,700	698,266
5.20% senior notes due 2030	693,853	—
4.75% senior notes due 2025	—	499,779
Mortgage notes on land and other debt	239,615	307,440
	$3,523,766	2,258,283
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $7.5 million and $2.4 million as of August 31, 2025 and November 30, 2024, respectively.
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
In May 2025, the Company also entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. In July 2025, the total commitment under the Delayed Draw Term Loan Facility was increased by $100 million, thereby increasing the borrowing available capacity to $1.7 billion. The credit

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
agreement governing the Company’s new unsecured Delayed Draw Term Loan Facility permits the Company to draw up to six times in the first 180 days after the effective date of the credit agreement. Once drawn, the Company may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at the Company’s discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin. As of August 31, 2025, there were no borrowings under the credit agreement governing the Delayed Draw Term Loan Facility.
In November 2024, the Company amended and restated the credit agreement governing its unsecured revolving credit facility (the "Credit Facility"). In the first quarter of 2025, the Company received an additional $150 million in commitments. In the third quarter of 2025, the Company secured an additional $100 million in commitments. The maximum available borrowings on the Credit Facility were as follows:

(In thousands)	At August 31, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
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
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2024 Form 10-K. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	At August 31, 2025	At November 30, 2024
Performance letters of credit	$1,889,234	1,668,061
Financial letters of credit	874,904	745,578
Surety bonds	5,495,538	5,140,432
Anticipated future costs primarily for site improvements related to performance surety bonds	3,075,021	2,766,088
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(9)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at August 31, 2025 and November 30, 2024, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At August 31, 2025		At November 30, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-investment, net (1)	Level 3	$—	—	60,969	61,044
Loans held-for-sale (1)	Level 3	50,284	50,284	—	—
Investments held-to-maturity	Level 3	133,558	133,413	135,646	138,160
LIABILITIES
Homebuilding senior notes and other debt payable, net	Level 2	$3,523,766	3,562,272	2,258,283	2,264,375
Financial Services notes and other debt payable, net	Level 2	1,863,845	1,864,336	1,930,956	1,931,515
(1)As of August 31, 2025, loans held-for-investment of $61.0 million (fair value of $50.3 million) were transferred to loans held-for-sale, based on the Company’s intent to sell the loans in the near future.
The following methods and assumptions are used by the Company in estimating fair values:
Financial Services - The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information. The fair value of residential loans held-for-sale for which there is no active market for similar mortgage loans is determined using an independent third-party valuation that uses a discounted cash flow model to estimate fair value and is categorized as Level 3. The key assumptions used in the model, which are generally unobservable inputs, are mortgage prepayment rates, default rates, loss severity rates, and discount rates. Loans held-for-sale are carried at the lower of cost or fair value. For notes and other debt payable, the fair values approximate their carrying value due to variable interest pricing terms and the short-term nature of the majority of the borrowings.
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		August 31, 2025	November 30, 2024
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,953,557	2,200,402
LMF Commercial loans held-for-sale	Level 3	77,787	50,316
Mortgage servicing rights	Level 3	3,290	3,463
Forward options	Level 1	1,776	1,458
Lennar Other Assets:
Investments in equity securities	Level 1	$167,325	204,777
Investments available-for-sale	Level 3	39,069	40,578

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	At August 31, 2025		At November 30, 2024
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,995,453	(41,896)	2,263,310	(62,907)
LMF Commercial loans held-for-sale	78,050	(263)	50,020	296
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
Financial Services residential loans held-for-sale - The fair value of residential loans held-for-sale that trade in active secondary markets is determined based upon quoted market prices for similar mortgage loans, adjusted for credit risk and other loan characteristics, and is categorized as Level 2. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of August 31, 2025 and November 30, 2024. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

	August 31, 2025	November 30, 2024
Unobservable inputs:
Mortgage prepayment rate	9%	8%
Discount rate	13%	13%
Delinquency rate	12%	12%
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2025	2024	2025	2024
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$23,361	30,482	21,011	1,617
Mortgage loan commitments	34,590	22,400	45,511	(9,702)
Forward contracts	(36,411)	(30,043)	(7,919)	42,874
Forward options	68	2,687	271	1,633
Interest rate swaps	(6,652)	(1,621)	(6,490)	(1,665)
Changes in fair value included in Lennar Other realized and unrealized gains from technology investments:
Investments in equity securities	$99,223	39,123	7,280	12,472
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$—	444	(1,510)	2,161
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended August 31,
	2025		2024
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,467	72,203	3,652	66,715
Purchases/loan originations	45	177,837	174	236,665
Sales/loan originations sold, including those not settled	—	(172,643)	—	(145,325)
Disposals/settlements	(104)	—	(122)	(9,500)
Changes in fair value (1)	(118)	483	(338)	2,312
Interest and principal paydowns	—	(93)	—	—
Ending balance	$3,290	77,787	3,366	150,867

	Nine Months Ended August 31,
	2025		2024
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	50,316	3,440	13,459
Purchases/loan originations	322	486,677	406	449,000
Sales/loan originations sold, including those not settled	—	(458,466)	—	(301,610)
Disposals/settlements	(257)	—	(193)	(9,500)
Changes in fair value (1)	(238)	(264)	(287)	(673)
Interest and principal paydowns	—	(476)	—	191
Ending balance	$3,290	77,787	3,366	150,867
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended August 31,
		2025			2024
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$479,233	430,986	(48,247)	120,811	111,776	(9,035)
Deposits and pre-acquisition costs on real estate (3)	Level 3	8,919	—	(8,919)	206	—	(206)
Financial Services - financial assets:
Loans held-for-sale (4)	Level 3	$61,001	50,284	(10,717)	—	—	—
Multifamily - non-financial assets:
Investments in unconsolidated entities (5)	Level 3	$—	—	—	139,980	49,970	(90,010)

		Nine Months Ended August 31,
		2025			2024
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$1,221,892	1,103,619	(118,273)	313,120	280,761	(32,359)
Land and land under development (2)	Level 3	191	134	(57)	—	—	—
Deposits and pre-acquisition costs on real estate (3)	Level 3	17,847	—	(17,847)	3,408	—	(3,408)
Financial Services - financial assets:
Loans held-for-sale (4)	Level 3	$61,001	50,284	(10,717)	—	—	—
Multifamily - non-financial assets:
Investments in unconsolidated entities (5)	Level 3	$10,716	—	(10,716)	139,980	49,970	(90,010)
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
(4)Changes in fair value below amortized cost basis are recognized through a valuation allowance, with the adjustment included in Financial Services earnings in the Company's condensed consolidated financial statements.
(5)Valuation adjustments related to investments in unconsolidated entities were primarily included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss).
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

			Communities with valuation adjustments
At or for the Nine Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
August 31, 2025	1,664	113	21	$49,884	$25,633
August 31, 2024	1,283	24	4	25,769	15,263
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Nine Months Ended August 31,
	2025			2024
Unobservable inputs	Range			Range
Average selling price (1)	$168,000	—	872,000	178,000	—	282,000
Absorption rate per quarter (homes)	2	—	11	10	—	15
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the nine months ended August 31, 2025 and 2024.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its 2024 Form 10-K.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from the unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three months ended August 31, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment. During the nine months ended August 31, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an other-than-temporary impairment of $10.7 million, included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended August 31, 2024, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an immaterial amount of other-than-temporary impairment.
The Company estimates the fair value of investments in unconsolidated entities evaluated for impairment based on market conditions and assumptions made by management at the time the investment is evaluated, which may differ materially from actual results if market conditions or assumptions change.
(10)Variable Interest Entities
During the nine months ended August 31, 2025, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no VIEs that were consolidated during the nine months ended August 31, 2025. During the nine months ended August 31, 2025, there was a deconsolidation of a VIE that had total assets and liabilities of $315.8 million and $19.5 million, respectively.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	At August 31, 2025		At November 30, 2024
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$1,971,692	2,006,742	802,901	876,035
Multifamily (2)	161,005	162,070	136,158	140,120
Financial Services (3)	136,215	136,215	135,646	135,646
Lennar Other (4)	110,728	110,728	119,258	119,258
	$2,379,640	2,415,755	1,193,963	1,271,059
(1)As of August 31, 2025 and November 30, 2024, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs. In addition, as of August 31, 2025 and November 30, 2024, there was recourse debt of VIEs of $31.4 million and $44.2 million, respectively. As of August 31, 2025, the increase in Homebuilding’s investment in VIEs was primarily due to the Company’s temporary 20% investment in the total outstanding shares of Millrose common stock, which was $1.2 billion.
(2)As of both August 31, 2025 and November 30, 2024, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs.
(3)As of both August 31, 2025 and November 30, 2024, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and primarily related to the Financial Services' CMBS investments held-to-maturity investments.
(4)As of both August 31, 2025 and November 30, 2024, the Company's maximum exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of August 31, 2025 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of August 31, 2025, land under option with third parties that the Company was compelled to takedown was $1.5 billion, of which $497.4 million were land purchase contract obligations due to land banks upon maturity of the contracts. The Company's intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $778.0 million as of August 31, 2025.
During the nine months ended August 31, 2025, consolidated inventory not owned decreased by $1.8 billion with a $1.6 billion decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2025. The decrease was primarily due to the reassessment of certain option contracts terms that were amended. This reassessment resulted in a decrease of $2.0 billion of consolidated inventory not owned with a corresponding

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
decrease of $1.9 billion of liabilities related to consolidated inventory not owned. The decrease was partially offset by the consolidation of homesites under option contracts that the Company is compelled to takedown, which resulted in an increase of $668.9 million of consolidated inventory not owned with a corresponding increase of $612.7 million of liabilities related to consolidated inventory not owned. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of August 31, 2025. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

(In thousands)	At August 31, 2025	At November 30, 2024
Non-refundable option deposits and pre-acquisition costs on real estate	$5,922,329	3,529,889
Non-refundable option deposits included in consolidated inventory not owned	271,305	520,731
Letters of credit in lieu of cash deposits under certain land and option contracts	436,489	341,834
For the nine months ended August 31, 2025, the Company purchased a significant portion of land from two land banks (the “Land Banks”). There were no amounts due to the Land Banks as of August 31, 2025, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of August 31, 2025, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $2.2 billion, which are included in the corresponding line item presented in the table above. As of August 31, 2025, total consolidated inventory not owned and liabilities related to consolidated inventory not owned for the option contracts with the Land Banks were $345.0 million and $298.2 million, respectively.
The Company believes there are other land banks that could be substituted should the Land Banks become unavailable or non-competitive with respect to land banking of future land. Thus, the Company does not believe that the loss of the Company’s relationship with these Land Banks would have a material adverse effect on the Company’s business, financial condition or cash flows.
As discussed in Note 2, on February 7, 2025, the Company completed the spin-off of Millrose. The spin-off involved $5.6 billion of land assets, representing approximately 87,000 homesites. The Company entered into a Master Option Agreement ("Agreement") to option the land back from Millrose. As a result of entering into the Agreement with Millrose, the Company paid $584.0 million of option deposits to Millrose at the spin-off. Subsequently, on February 10, 2025, Millrose acquired Rausch’s land assets (except for any homesites with homes under construction which were acquired by the Company) and Lennar paid Millrose an additional $90.4 million in option deposits. As of August 31, 2025, total deposits and pre-acquisition costs on real estate relating to option contracts with Millrose were $969.3 million.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2025	2024	2025	2024
Warranty reserve, beginning of the period	$442,058	403,448	446,240	414,796
Warranties issued	62,241	76,653	185,873	211,001
Adjustments to pre-existing warranties from changes in estimates	(11,260)	18,768	3,126	15,483
Payments	(70,154)	(76,589)	(212,354)	(219,000)
Warranty reserve, end of period	$422,885	422,280	422,885	422,280
(1)The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2025 and August 31, 2024 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	At August 31, 2025	At November 30, 2024
Right-of-use assets	$285,185	275,248
Lease liabilities	275,595	262,119
Weighted-average remaining lease term (in years)	5.4	4.7
Weighted-average discount rate	5.0%	5.0%
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at August 31, 2025 were as follows:

(In thousands)	Lease Payments
2025	$25,889
2026	86,327
2027	54,417
2028	39,013
2029 and thereafter	109,099
Total future minimum lease payments (1)	$314,745
Less: Interest (2)	39,150
Present value of lease liabilities (2)	$275,595
(1)Total future minimum lease payments exclude variable lease costs of $34.3 million and short-term lease costs of $2.0 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date. As of August 31, 2025, the Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities were as follows:

	Nine Months Ended August 31,
(In thousands)	2025	2024
Rental expense	$148,271	82,512
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the nine months ended August 31, 2025 and 2024, the Company had an immaterial amount of sublease income.

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials, including lumber, and labor; changes in trade policy affecting our business, including new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that may impact the cost of raw materials and other goods related to our homebuilding business; changes in U.S. and foreign governmental laws, regulations and policies, including retaliatory policies against the United States, that may impact our business and operations; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of our investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land light strategy; any potential subsequent transactions we may enter into following our spin-off of Millrose Properties, Inc.("Millrose") involving the Millrose stock we still hold; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits and pre-acquisition costs on real estate related to land purchase options we decide not to exercise; the effects of public health issues such as a major epidemic or pandemic that could have a negative impact on the economy and on our businesses; labor shortages and/or a decrease in the number of potential homebuyers due to increased enforcement of restrictions on immigration; possible unfavorable outcomes and/or results in legal proceedings; conditions in the capital, credit and financial markets; and changes in laws, regulations or the regulatory environment affecting our business.
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
Outlook
Our third quarter results reflect the continued softening of market conditions and affordability challenges against the backdrop of what might be the beginnings of an improving economic landscape for the housing market. While our deliveries were just below our goal and we sold more homes than expected during the quarter, it was at the expense of margin deterioration. Sales volume was difficult to maintain and required additional incentives in order to achieve our expected pace and avoid a buildup of excess inventory. Accordingly, we remained focused on volume and even flow production, although at a slightly slower pace. We will maintain responsible volume to maintain an affordable cost structure and relieve pressure on sales and deliveries which will establish a floor on margin as the overall housing market continues to remain short on supply.
The macroeconomic landscape remains challenging, and diminished consumer confidence is being affected by a wide range of uncertainties, both domestic and global. We have begun to see interest rates drift downwards and we’re just beginning to see consumers return to the market. Against that backdrop, supply remains constrained in most markets driven by years of underproduction. New construction has slowed as builders have pulled back on production due to slow sales and affordability concerns therefore exacerbating the chronic supply shortage. Demand is still high as people want and need homes, but affordability and waning confidence around buying now have been constraining that demand. We are optimistic that if mortgage rates approach the 6% level, or even lower, we will soon see some firming in the market, and we will benefit from stronger affordability and therefore demand.
Operationally, we will continue to drive growth, production and volume to fill the housing shortage that we know persists across our markets. We remain focused on leveraging advanced technology throughout our homebuilding operations. We look to position ourselves as the leading technology-enabled, low-cost homebuilding manufacturer. We are now situated with a lower cost structure, efficient product offerings, and strong market positions to accommodate pent-up demand as rates moderate and confidence ultimately returns. Financially, we are focused on driving an efficient, land-light balance sheet to effectively have land banks and third parties hold and develop our land assets while we build cash flow.
Looking ahead to the fourth quarter of 2025, we anticipate selling between 20,000 to 21,000 homes and delivering between 22,000 and 23,000 homes. Our average sales price is expected to be between $380,000 and $390,000, as we continue to see pricing pressure on homes sold during the quarter. We are focused on driving sales and closings and maintaining strong current cash flow even at reduced profitability. We expect our margin to come in at approximately 17.5%, depending on market conditions.
While the short-term road ahead may seem choppy, we are optimistic about our future. We are well-prepared with a strong national footprint, increasing community count, and growing volume. Our strong balance sheet and land banking relationships, along with our technology-enabled solutions, will afford us flexibility and advantaged opportunities for strategic growth.
(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2025 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our net earnings attributable to Lennar were $591.0 million, or $2.29 per diluted share, in the third quarter of 2025, compared to our third quarter net earnings attributable to Lennar in 2024 of $1.2 billion, or $4.26 per diluted share. Excluding mark-to-market gains of $99.2 million on technology investments, third quarter net earnings attributable to Lennar in 2025 were $516.0 million, or $2.00 per diluted share. Excluding mark-to-market gains of $39.1 million on technology investments and one-time items of $89.0 million in our Multifamily segment, third quarter net earnings attributable to Lennar in 2024 were $1.1 billion or $3.90 per diluted share.

Financial information relating to our operations was as follows:

	Three Months Ended August 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,213,580	—	—	—	—	8,213,580
Sales of land	30,521	—	—	—	—	30,521
Other revenues	9,574	314,195	228,465	13,943	—	566,177
Total revenues	8,253,675	314,195	228,465	13,943	—	8,810,278
Costs and expenses:
Costs of homes sold	6,779,563	—	—	—	—	6,779,563
Costs of land sold	41,065	—	—	—	—	41,065
Selling, general and administrative expenses	676,491	—	—	—	—	676,491
Other costs and expenses	—	136,323	238,791	45,450	—	420,564
Total costs and expenses	7,497,119	136,323	238,791	45,450	—	7,917,683
Equity in earnings (losses) from unconsolidated entities	10,190	—	(6,790)	7,422	—	10,822
Other income (expense), net and other gains (losses), net	(6,961)	—	645	(12,640)	—	(18,956)
Lennar Other realized and unrealized gains from technology investments	—	—	—	99,223	—	99,223
Operating earnings (loss)	$759,785	177,872	(16,471)	62,498	—	983,684
Corporate general and administrative expenses	—	—	—	—	171,397	171,397
Charitable foundation contribution	—	—	—	—	21,584	21,584
Earnings (loss) before income taxes	$759,785	177,872	(16,471)	62,498	(192,981)	790,703

	Three Months Ended August 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$9,017,627	—	—	—	—	9,017,627
Sales of land	19,466	—	—	—	—	19,466
Other revenues	8,599	273,270	93,443	3,637	—	378,949
Total revenues	9,045,692	273,270	93,443	3,637	—	9,416,042
Costs and expenses:
Costs of homes sold	6,989,603	—	—	—	—	6,989,603
Costs of land sold	22,720	—	—	—	—	22,720
Selling, general and administrative expenses	600,719	—	—	—	—	600,719
Other costs and expenses	—	128,870	184,708	17,176	—	330,754
Total costs and expenses	7,613,042	128,870	184,708	17,176	—	7,943,796
Equity in earnings (losses) from unconsolidated entities	25,220	—	170,266	(8,865)	—	186,621
Other income (expense), net and other gains (losses), net	20,048	—	(93)	3,376	—	23,331
Lennar Other unrealized gains from technology investments	—	—	—	39,123	—	39,123
Operating earnings	$1,477,918	144,400	78,908	20,095	—	1,721,321
Corporate general and administrative expenses	—	—	—	—	164,672	164,672
Charitable foundation contribution	—	—	—	—	21,516	21,516
Earnings (loss) before income taxes	$1,477,918	144,400	78,908	20,095	(186,188)	1,535,133

	Nine Months Ended August 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$23,242,401	—	—	—	—	23,242,401
Sales of land	109,042	—	—	—	—	109,042
Other revenues	29,964	889,370	521,966	26,582	—	1,467,882
Total revenues	23,381,407	889,370	521,966	26,582	—	24,819,325
Costs and expenses:
Costs of homes sold	19,070,239	—	—	—	—	19,070,239
Costs of land sold	133,315	—	—	—	—	133,315
Selling, general and administrative expenses	1,981,077	—	—	—	—	1,981,077
Other costs and expenses	—	410,735	566,844	99,039	—	1,076,618
Total costs and expenses	21,184,631	410,735	566,844	99,039	—	22,261,249
Equity in earnings (losses) from unconsolidated entities	62,910	—	(11,332)	4,594	—	56,172
Other income (expense), net and other gains (losses), net	37,606	—	24,962	(19,097)	—	43,471
Lennar Other realized and unrealized gains from technology investments	—	—	—	7,280	—	7,280
Operating earnings (loss)	$2,297,292	478,635	(31,248)	(79,680)	—	2,664,999
Corporate general and administrative expenses	—	—	—	—	474,628	474,628
Charitable foundation contribution	—	—	—	—	59,549	59,549
Earnings (loss) before income taxes	$2,297,292	478,635	(31,248)	(79,680)	(534,177)	2,130,822

	Nine Months Ended August 31, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$24,277,158	—	—	—	—	24,277,158
Sales of land	53,816	—	—	—	—	53,816
Other revenues	26,768	804,713	322,620	9,489	—	1,163,590
Total revenues	24,357,742	804,713	322,620	9,489	—	25,494,564
Homebuilding costs and expenses:
Costs of homes sold	18,855,087	—	—	—	—	18,855,087
Costs of land sold	43,640	—	—	—	—	43,640
Selling, general and administrative expenses	1,798,306	—	—	—	—	1,798,306
Other costs and expenses	—	382,005	419,580	53,105		854,690
Total costs and expenses	20,697,033	382,005	419,580	53,105	—	21,551,723
Equity in earnings (losses) from unconsolidated entities	54,038	—	140,103	(42,374)	—	151,767
Other income (expense), net and other gains (losses), net	132,122	—	(348)	25,101	—	156,875
Lennar Other unrealized gains from technology investments	—	—	—	12,472	—	12,472
Operating earnings (loss)	$3,846,869	422,708	42,795	(48,417)	—	4,263,955
Corporate general and administrative expenses	—	—	—	—	478,975	478,975
Charitable foundation contribution	—	—	—	—	58,004	58,004
Earnings (loss) before income taxes	$3,846,869	422,708	42,795	(48,417)	(536,979)	3,726,976
On February 10, 2025, we completed our acquisition of Rausch Coleman Homes ("Rausch"). Prior year information includes only stand-alone data for Lennar Corporation for the three and nine months ended August 31, 2024.
Three Months Ended August 31, 2025 versus Three Months Ended August 31, 2024
Revenues from home sales decreased 9% in the third quarter of 2025 to $8.2 billion from $9.0 billion in the third quarter of 2024. Revenues were lower primarily due to a 9% decrease in the average sales price of homes delivered. New home deliveries were 21,584 homes in the third quarter of 2025, compared to 21,516 homes in the third quarter of 2024. The average sales price of homes delivered was $383,000 in the third quarter of 2025, compared to $422,000 in the third quarter of 2024.

The decrease in average sales price of homes delivered in the third quarter of 2025 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $1.4 billion, or 17.5%, in the third quarter of 2025, compared to $2.0 billion, or 22.5%, in the third quarter of 2024. During the third quarter of 2025, gross margins decreased primarily due to a lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $676.5 million in the third quarter of 2025, compared to $600.7 million in the third quarter of 2024. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 8.2% in the third quarter of 2025, from 6.7% in the third quarter of 2024, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
During the three months ended August 31, 2025, our homebuilding operating earnings included $8.7 million of interest income, compared to $33.8 million of interest income in the three months ended August 31, 2024. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for the Financial Services segment were $177.4 million in the third quarter of 2025, compared to $143.6 million in the third quarter of 2024. The increase in operating earnings was primarily due to higher profit per locked loan in the mortgage business as a result of higher margins.
Operating loss for the Multifamily segment was $16.4 million in the third quarter of 2025, compared to operating earnings of $79.0 million in the third quarter of 2024, which were positively impacted by a $179.0 million one-time net gain from the sale of assets in our LMV Fund I, partially offset by a one-time $90.0 million write-down of non-core assets.
Operating earnings for the Lennar Other segment were $62.5 million in the third quarter of 2025, compared to operating earnings of $20.1 million in the third quarter of 2024. The Lennar Other operating earnings for both the third quarter of 2025 and 2024 were primarily related to $99.2 million and $39.1 million mark-to-market gains on our technology investments, respectively.
In the third quarter of 2025 and 2024, we had tax provisions of $190.9 million and $347.9 million, which resulted in an overall effective income tax rate of 24.4% and 23.0%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in our effective tax rate for the third quarter of 2025 compared to the prior period was primarily due to a decrease in tax credits. On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted, introducing various changes to U.S. federal tax law. We do not expect the Act to have a material impact on our consolidated financial statements for the fiscal year ending November 30, 2025 and are currently evaluating the potential impact of the Act on our future periods.
Nine Months Ended August 31, 2025 versus Nine Months Ended August 31, 2024
Revenues from home sales were $23.2 billion and $24.3 billion in the nine months ended August 31, 2025 and 2024, respectively. Revenues decreased primarily due to a 7% decrease in the average sales price of homes delivered, partially offset by a 3% increase in the number of homes delivered. New home deliveries increased to 59,549 homes in the nine months ended August 31, 2025 from 58,004 homes in the nine months ended August 31, 2024. The average sales price of homes delivered was $393,000 in the nine months ended August 31, 2025, compared to $421,000 in the nine months ended August 31, 2024. The decrease in average sales price of homes delivered in the nine months ended August 31, 2025 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $4.2 billion, or 18.0%, in the nine months ended August 31, 2025, compared to $5.4 billion, or 22.3%, in the nine months ended August 31, 2024. During the nine months ended August 31, 2025, gross margins decreased primarily due to lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $2.0 billion in the nine months ended August 31, 2025, compared to $1.8 billion in the nine months ended August 31, 2024. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 8.5% in the nine months ended August 31, 2025, from 7.4% in the nine months ended August 31, 2024, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
During the nine months ended August 31, 2025, our homebuilding operating earnings included $45.7 million of interest income, compared to $134.6 million of interest income in the nine months ended August 31, 2024. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for the Financial Services segment were $476.9 million in the nine months ended August 31, 2025, compared to $420.5 million in the nine months ended August 31, 2024. The increase in operating earnings was primarily due to higher profit per locked loan in the mortgage business as a result of higher margins.
Operating loss for the Multifamily segment was $30.9 million in the nine months ended August 31, 2025, compared to operating earnings of $43.1 million in the nine months ended August 31, 2024, which was positively impacted by a $179.0 million one-time net gain from the sale of assets in our LMV Fund I, partially offset by a one-time $90.0 million write-down of non-core assets.
Operating loss for the Lennar Other segment was $79.7 million in the nine months ended August 31, 2025, compared to operating loss of $47.3 million in the nine months ended August 31, 2024. The Lennar Other operating loss for nine months ended August 31, 2025 was primarily due to losses from certain strategic investments, partially offset by mark-to-market gains on our technology investments. The Lennar Other operating loss for the nine months ended August 31, 2024 was primarily related to operating losses from certain strategic investments, which was partially offset by $12.5 million of mark-to-market gains on our technology investments and a $46.5 million one-time gain on the sale of a technology investment.
For the nine months ended August 31, 2025 and 2024, we had tax provisions of $520.5 million and $859.2 million, respectively, which resulted in overall effective income tax rates of 24.7% and 23.2%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate for the nine months ended August 31, 2025 from the prior year was primarily due to a decrease in tax credits and a decrease in excess tax benefits from share-based compensation.

Homebuilding Segments
At August 31, 2025, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 3 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended August 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Loss)
East	$1,679,796	1,362,858	18.9%	163,716	1,282	3,521	14,338	(1,209)	181,648
Central	2,072,731	1,693,876	18.3%	188,696	(1,788)	1,030	40	1,480	189,458
South Central	1,507,314	1,247,502	17.2%	134,693	(2,305)	610	(5)	(2,864)	130,129
West	2,950,118	2,470,021	16.3%	278,893	(7,733)	1,877	563	(3,277)	270,323
Other (2)	3,621	5,306	(46.5)%	(8,472)	—	2,536	(4,746)	(1,091)	(11,773)
Totals	$8,213,580	6,779,563	17.5%	757,526	(10,544)	9,574	10,190	(6,961)	759,785

	Three Months Ended August 31, 2024
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$2,058,158	1,511,468	26.6%	388,707	1,810	2,802	8,186	403	401,908
Central	2,202,207	1,705,333	22.6%	339,956	(3,545)	708	946	5,425	343,490
South Central	1,283,781	993,685	22.6%	195,938	(132)	594	—	1,367	197,767
West	3,470,255	2,773,873	20.1%	507,569	(1,387)	1,337	1,624	5,305	514,448
Other (2)	3,226	5,244	(62.6)%	(4,865)	—	3,158	14,464	7,548	20,305
Totals	$9,017,627	6,989,603	22.5%	1,427,305	(3,254)	8,599	25,220	20,048	1,477,918

	Nine Months Ended August 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$4,996,822	4,009,377	19.8%	506,631	2,147	9,970	29,271	31,255	579,274
Central	5,399,868	4,403,944	18.4%	485,701	(5,478)	3,847	36	4,643	488,749
South Central	4,173,587	3,435,915	17.7%	391,820	(1,056)	2,369	(13)	(4,219)	388,901
West	8,657,783	7,203,662	16.8%	833,381	(19,886)	5,220	1,573	(5,760)	814,528
Other (2)	14,341	17,341	(20.9)%	(26,448)	—	8,558	32,043	11,687	25,840
Totals	$23,242,401	19,070,239	18.0%	2,191,085	(24,273)	29,964	62,910	37,606	2,297,292

	Nine Months Ended August 31, 2024
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$6,044,179	4,410,341	27.0%	1,124,900	13,406	8,009	20,600	38,951	1,205,866
Central	5,412,479	4,245,354	21.6%	717,845	(3,996)	3,030	952	23,718	741,549
South Central	3,548,464	2,737,784	22.8%	536,931	1,302	1,886	(3)	10,808	550,924
West	9,255,650	7,439,477	19.6%	1,262,084	(536)	4,545	5,337	30,742	1,302,172
Other (2)	16,386	22,131	(35.1)%	(17,995)	—	9,298	27,152	27,903	46,358
Totals	$24,277,158	18,855,087	22.3%	3,623,765	10,176	26,768	54,038	132,122	3,846,869
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended August 31,
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	4,770	5,270	$1,744,875	2,108,031	$366,000	400,000
Central	5,469	5,510	2,072,731	2,202,207	379,000	400,000
South Central	6,413	5,067	1,507,314	1,283,781	235,000	253,000
West	4,926	5,663	2,950,118	3,470,255	599,000	613,000
Other	6	6	3,622	3,225	604,000	538,000
Total	21,584	21,516	$8,278,660	9,067,499	$383,000	422,000
Of the total homes delivered listed above, 146 homes with a dollar value of $65.1 million and an average sales price of $446,000 represent homes from unconsolidated entities for the three months ended August 31, 2025, compared to 124 homes with a dollar value of $49.9 million and an average sales price of $402,000 for the three months ended August 31, 2024.

	Nine Months Ended August 31,
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	13,757	15,177	$5,153,936	6,172,193	$375,000	407,000
Central	14,102	13,604	5,399,868	5,412,479	383,000	398,000
South Central	17,317	13,999	4,173,587	3,548,464	241,000	253,000
West	14,351	15,193	8,657,783	9,255,650	603,000	609,000
Other	22	31	14,341	16,385	652,000	529,000
Total	59,549	58,004	$23,399,515	24,405,171	$393,000	421,000
Of the total homes delivered listed above, 339 homes with a dollar value of $157.1 million and an average sales price of $463,000 represent homes from unconsolidated entities for the nine months ended August 31, 2025, compared to 271 homes with a dollar value of $128.0 million and an average sales price of $472,000 for the nine months ended August 31, 2024.
Sales Incentives (1):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$78,100	55,000	17.7%	12.1%	$73,700	49,900	16.5%	11.0%
Central	50,700	38,700	11.8%	8.8%	49,000	40,600	11.3%	9.3%
South Central	60,800	53,400	20.5%	17.4%	57,800	52,200	19.4%	17.1%
West	70,400	46,100	10.5%	7.0%	66,800	46,900	10.0%	7.1%
Other	86,100	46,200	12.5%	7.9%	95,900	74,800	12.8%	12.4%
Total	$64,100	48,100	14.3%	10.2%	$61,500	47,500	13.5%	10.1%
(1) Sales incentives relate to homes delivered during the period, excluding homes delivered by unconsolidated entities.

New Orders (2):

	At August 31,		Three Months Ended August 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	348	293	5,665	4,641	$2,034,232	1,891,226	$359,000	408,000
Central	464	365	5,555	5,405	2,005,407	2,106,128	361,000	390,000
South Central	411	245	7,055	5,217	1,582,753	1,307,688	224,000	251,000
West	440	378	4,725	5,317	2,814,895	3,254,573	596,000	612,000
Other	1	2	4	7	2,445	2,444	611,000	349,000
Total	1,664	1,283	23,004	20,587	$8,439,732	8,562,059	$367,000	416,000
Of the total new orders listed above, 104 homes with a dollar value of $56.7 million and an average sales price of $546,000 represent homes in nine active communities from unconsolidated entities for the three months ended August 31, 2025, compared to 114 homes with a dollar value of $69.1 million and an average sales price of $606,000 in 10 active communities for the three months ended August 31, 2024.

	Nine Months Ended August 31,
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	15,141	13,782	$5,498,162	5,701,708	$363,000	414,000
Central	15,562	15,396	5,869,567	6,089,912	377,000	396,000
South Central	18,602	14,861	4,362,932	3,760,078	235,000	253,000
West	14,634	15,979	8,701,073	9,929,956	595,000	621,000
Other	21	38	13,993	17,663	666,000	465,000
Total	63,960	60,056	$24,445,727	$25,499,317	$382,000	425,000
Of the total new orders listed above, 346 homes with a dollar value of $186.4 million and an average sales price of $539,000 represent homes from unconsolidated entities for the nine months ended August 31, 2025, compared to 234 homes with a dollar value of $134.3 million and an average sales price of $574,000 for the nine months ended August 31, 2024.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2025 and 2024.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
East	14%	16%	15%	16%
Central	12%	11%	11%	10%
South Central	16%	17%	16%	17%
West	14%	14%	13%	12%
Other	20%	30%	19%	14%
Total	14%	14%	14%	14%
Backlog (3):

	At August 31,
	2025	2024	2025	2024	2025	2024
	Homes		Dollar Value (In thousands)		Average Sales Price
East	4,720	5,115	$1,821,044	2,222,250	$386,000	434,000
Central	4,862	5,025	1,868,613	2,075,185	384,000	413,000
South Central	4,072	2,757	892,312	694,104	219,000	252,000
West	3,299	4,037	2,066,021	2,753,198	626,000	682,000
Other	—	10	—	2,805	—	280,000
Total	16,953	16,944	$6,647,990	7,747,542	$392,000	457,000
Of the total homes in backlog listed above, 86 homes with a backlog dollar value of $93.1 million and an average sales price of $1.1 million represent the backlog from unconsolidated entities at August 31, 2025, compared to 110 homes with a backlog dollar value of $80.7 million and an average sales price of $734,000 at August 31, 2024.
(3) During the nine months ended August 31, 2025, backlog includes 909 acquired homes of which 181, 717 and 11 homes were in the Central, South Central and West homebuilding segments, respectively.

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
Three Months Ended August 31, 2025 versus Three Months Ended August 31, 2024
Homebuilding East: Revenues from home sales decreased in the third quarter of 2025 compared to the third quarter of 2024, primarily due to decreases in the number of homes delivered and the average sales price of homes delivered in all the states of the segment except in New Jersey. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the third quarter of 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding Central: Revenues from home sales decreased in the third quarter of 2025 compared to the third quarter of 2024, primarily due to decreases in the number of homes delivered in all states of the segment except in Alabama, Illinois, North Carolina and South Carolina and in the average sales price of homes delivered in Alabama, Illinois, Maryland, North Carolina and Virginia. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the third quarter of 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding South Central: Revenues from home sales increased in the third quarter of 2025 compared to the third quarter of 2024, primarily due to the Rausch acquisition which resulted in an increase in the number of homes delivered in all states in the segment, partially offset by a decrease in the average sales price of homes delivered. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the third quarter of 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding West: Revenues from home sales decreased in the third quarter of 2025 compared to the third quarter of 2024, primarily due to decreases in the number of homes delivered in all the states in the segment except in Idaho and Utah and the average sales price of homes delivered in all the states in the segment except Colorado, Idaho and Washington. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community due to the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives. In the third quarter of 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Nine Months Ended August 31, 2025 versus Nine Months Ended August 31, 2024
Homebuilding East: Revenues from home sales decreased in the nine months ended August 31, 2025 compared to the nine months ended August 31, 2024, primarily due to decreases in the number of homes delivered and the average sales price of homes delivered in all the states in the segment except in New Jersey. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the nine months ended August 31, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding Central: Revenues from home sales were flat in the nine months ended August 31, 2025 compared to the nine months ended August 31, 2024, primarily due to an increase in the number of homes delivered in Alabama, Illinois, North Carolina, South Carolina and Virginia, which was offset by a decrease in the average sales price of homes delivered in Alabama, Illinois, Maryland, North Carolina, South Carolina and Virginia. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the nine months ended August 31, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.

Homebuilding South Central: Revenues from home sales increased in the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024, primarily due to the Rausch acquisition which resulted in an increase in the number of homes delivered in all states in the segment, partially offset by a decrease in the average sales price of homes delivered. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives and product mix. In the nine months ended August 31, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding West: Revenues from home sales decreased in the nine months ended August 31, 2025 compared to the nine months ended August 31, 2024, primarily due to decreases in the number of homes delivered in all the states in the segment except in Idaho and Utah and the average sales price of homes delivered in all states in the segment except in California and Idaho. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of incentives. In the nine months ended August 31, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2025	2024	2025	2024
Dollar value of mortgages originated	$5,172,000	5,139,000	14,492,000	14,249,000
Number of mortgages originated	14,600	14,300	40,500	39,400
Mortgage capture rate of Lennar homebuyers	84%	84%	85%	84%
Number of title and closing service transactions	22,700	21,900	62,000	59,900
At August 31, 2025 and November 30, 2024, the carrying value of Financial Services' commercial mortgage-backed securities was $133.6 million and $135.6 million, respectively. Details of these securities and related debt are disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets	At
(In thousands)	August 31, 2025	November 30, 2024
Multifamily investments in unconsolidated entities	$519,510	503,303
Lennar's net investment in Multifamily	878,511	1,116,295
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. During the nine months ended August 31, 2025, two additional LMV I rental operation projects were sold to third-party buyers.

Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform, as well as strategic investments in technology companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. At August 31, 2025 and November 30, 2024, we had $844.6 million and $894.9 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $372.3 million and $379.4 million, respectively. We have/had investments in Blend Labs, Inc. (“Blend Labs”), Hippo Holdings, Inc. (“Hippo”), Opendoor Technologies, Inc.(“Opendoor”), SmartRent, Inc. (“SmartRent”), Sonder Holdings, Inc. (“Sonder”) and Sunnova Energy International, Inc. (“Sunnova”), which are held at market and the carrying value of which will therefore change depending on the value of our shareholdings in those entities on the last day of each quarter. All of the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. Details of these investments are included within Note 3 of the Notes to Condensed Consolidated Financial Statements. The following is a detail of Lennar Other realized and unrealized gains from sales of shares and mark-to-market adjustments on our publicly traded technology investments:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2025	2024	2025	2024
Blend Labs (BLND)	$—	2,270	(3,737)	5,921
Hippo (HIPO)	27,754	6,609	(598)	33,795
Opendoor (OPEN)	71,345	(564)	39,638	(16,156)
SmartRent (SMRT)	—	(5,634)	(4,483)	(12,206)
Sonder (SOND)	—	71	(19)	82
Sunnova (NOVA)	124	36,371	(23,521)	1,036
Lennar Other realized and unrealized gains from technology investments (1)	$99,223	39,123	7,280	12,472
(1)During the nine months ended August 31, 2025, we generated $44.7 million of cash and realized a loss of $25.9 million on the sale of our shares in Blend Labs, Hippo, SmartRent, Sonder and Sunnova.
(2) Financial Condition and Capital Resources
At August 31, 2025, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.8 billion, compared to $5.0 billion at November 30, 2024 and $4.3 billion at August 31, 2024.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At August 31, 2025, we had $1.4 billion of homebuilding cash and cash equivalents and ended the third quarter of 2025 with total liquidity of $5.1 billion.
Operating Cash Flow Activities
During the nine months ended August 31, 2025 and 2024, cash (used in) provided by operating activities totaled ($1.5) billion and $1.4 billion, respectively. During the nine months ended August 31, 2025, cash used in operating activities was impacted by (1) an increase in inventories due to land purchases and construction costs of $1.3 billion; (2) an increase in deposits and pre-acquisition costs on real estate of $1.2 billion as we increased the percentage of controlled homesites primarily as a result of option contracts with Millrose; (3) an increase in other assets of $210 million; and (4) a decrease in accounts payable and other liabilities of $978 million. This was partially offset by our net earnings and a decrease in loans held-for-sale of $240 million primarily related to the sale of loans originated by our Financial Services segment.
During the nine months ended August 31, 2024, cash provided by operating activities was impacted primarily by our net earnings, a decrease in loans held-for-sale of $245 million primarily related to the sale of loans originated by our Financial Services segment. This was offset by (1) an increase in inventories due to strategic land purchases, land development and construction costs of $708 million; (2) an increase in deposits and pre-acquisition costs on real estate of $985 million as we increased the percentage of controlled homesites; and (3) a decrease in accounts payable and other liabilities of $176 million.
Investing Cash Flow Activities
During the nine months ended August 31, 2025 and 2024, cash provided by (used in) investing activities totaled $176 million and ($177) million, respectively. During the nine months ended August 31, 2025, our cash provided by investing activities was primarily due to (1) $233 million received from the sale of an investment in a joint venture, $87 million proceeds from the sale of investments and distributions of capital from unconsolidated entities of $236 million, which primarily included

(1) $86 million from Homebuilding unconsolidated entities, (2) $129 million from Multifamily entities and (3) $21 million from our Lennar Other unconsolidated entities and $115 million proceeds from the sale of notes receivables. This was partially offset by the $254 million acquisition of Rausch, net of cash acquired. In addition, we had cash contributions of $203 million to unconsolidated entities, which included (1) $169 million to Homebuilding unconsolidated entities, (2) $10 million to Lennar other unconsolidated entities and (3) $24 million to Multifamily unconsolidated entities and $103 million of net additions of operating properties and equipment.
During the nine months ended August 31, 2024, our cash used in investing activities was primarily due to cash contributions of $312 million to unconsolidated entities, which included (1) $164 million to Homebuilding unconsolidated entities, (2) $131 million to Lennar Other unconsolidated entities, and (3) $17 million to Multifamily unconsolidated entities and $130 million of net additions of operating properties and equipment. This was partially offset by distributions of capital from unconsolidated entities of $237 million, which primarily included (1) $53 million from Homebuilding unconsolidated entities, (2) $18 million from our Lennar Other unconsolidated entities, and (3) $166 million from Multifamily entities.
Financing Cash Flow Activities
During the nine months ended August 31, 2025 and 2024, cash used in financing activities totaled $1.9 billion and $3.5 billion, respectively. During the nine months ended August 31, 2025, cash used in financing activities was primarily due to (1) $1.8 billion of repurchases of our common stock, which included $1.7 billion of repurchases under our repurchase program and $66 million of repurchases related to our equity compensation plan; (2) $394 million of dividend payments; (3) $479 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks; (4) $416 million net cash in connection with the Millrose spin-off; (5) redemption of $500 million aggregate principal amount of our 4.75% senior notes due May 2025; and (6) $67 million of net repayments under our Financial Services' warehouse facilities. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $700 million aggregate principal amount of our 5.20% senior notes due 2030 and $1.1 billion of net borrowings under our unsecured revolving Credit Facility.
During the nine months ended August 31, 2024, cash used in financing activities was primarily due to (1) $1.7 billion of repurchases of our common stock, which included $1.6 billion of repurchases under our repurchase program and $86 million of repurchases related to our equity compensation plan; (2) $414 million of dividend payments; (3) $618 million of net repayments under our Financial Services' warehouse facilities; (4) redemption of $454 million aggregate principal amount of our 4.50% senior notes due April 2024; (5) $100 million of partial repurchase of our 4.75% senior notes due 2027; and (6) $125 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

	At
(Dollars in thousands)	August 31, 2025	November 30, 2024	August 31, 2024
Homebuilding debt	$3,523,766	2,258,283	2,263,256
Stockholders’ equity	22,570,320	27,870,135	27,412,520
Total capital	$26,094,086	30,128,418	29,675,776
Homebuilding debt to total capital	13.5%	7.5%	7.6%
Homebuilding debt	$3,523,766	2,258,283	2,263,256
Less: Homebuilding cash and cash equivalents	1,406,215	4,662,643	4,037,405
Net Homebuilding debt	$2,117,551	(2,404,360)	(1,774,149)
Net Homebuilding debt to total capital (1)	8.6%	(9.4)%	(6.9)%
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
At August 31, 2025, Homebuilding debt to total capital was higher compared to November 30, 2024 and August 31, 2024, primarily as a result of a decrease in stockholders' equity due to the spin-off of Millrose and share repurchases, an increase in Homebuilding debt due to issuance of senior notes and outstanding borrowings under our Credit Facility, and net earnings.

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
On February 7, 2025, we successfully completed the taxable spin-off of Millrose from Lennar through a distribution of approximately 80% of Millrose's stock to our stockholders. We temporarily retain, but do not vote, the remaining 20% of the total outstanding shares of Millrose common stock, which we expect to dispose of through a split-off, a stock sale or another transaction. In connection with the spin-off, we contributed to Millrose $5.6 billion in land assets and cash of $1.0 billion, which included $584 million of cash deposits related to option contracts. The spin-off transaction accelerates our longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
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
Our Homebuilding senior notes and other debt payable as well as letters of credit and surety bonds are summarized within Note 8 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Nine Months Ended August 31,
(Dollars in thousands)	2025	2024
Homebuilding average debt outstanding	$2,929,259	2,512,139
Average interest rate	5.0%	4.8%
Interest incurred	$128,203	100,056
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
In May 2025, we entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. In July 2025, the total commitment under the Delayed Draw Term Loan Facility was increased by $100 million, thereby increasing the borrowing available capacity to $1.7 billion. The credit agreement governing our new unsecured Delayed Draw Term Loan Facility permits us to draw up to six times in the first 180 days after the effective date of the credit agreement. Once drawn, we may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at our discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates are equal to the adjusted term SOFR determined for the interest period plus the applicable margin. As of August 31, 2025, there were no borrowings under the credit agreement governing the new unsecured Delayed Draw Term Loan Facility.
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	At August 31, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. In the first quarter of 2025, we received an additional $150 million in commitments. In the third quarter of 2025, we secured an additional $100 million in commitments. The Credit Facility also provides that up to $477.5 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section in our 2024 Form 10-K. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Under the agreements governing our Credit Facility and Delayed Draw Term Loan Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements, which involve adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of August 31, 2025. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements as of August 31, 2025:

(Dollars in thousands)	Covenant Level	Level Achieved
Minimum net worth test	$10,000,000	16,675,053
Maximum leverage ratio	60.0%	14.2%
Liquidity test	1.00	50.00

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
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At August 31, 2025, we have a remaining authorization to repurchase $1.7 billion in value of our Class A or Class B common stock. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the nine months ended August 31, 2025 and August 31, 2024 are included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
During the nine months ended August 31, 2025, treasury shares increased by 14.8 million shares primarily due to our repurchase of 14.1 million shares of Class A and Class B common stock through our stock repurchase program. During the nine months ended August 31, 2024, treasury shares increased by 11.2 million shares primarily due to our repurchase of $10.6 million shares of Class A and Class B common stock through our stock repurchase program.
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
On September 26, 2025, our Board of Directors declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on October 27, 2025 to holders of record at the close of business on October 10, 2025. On July 18, 2025, we paid a quarterly cash dividend of 0.50 per share for both our Class A and Class B common stock to holders of record at the close of business day July 3, 2025. We approved and paid cash dividends of $0.50 per share for each of the four quarters of 2024 for both our Class A and Class B common stock.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Supplemental Financial Information
Our outstanding senior notes are guaranteed by certain of our wholly-owned subsidiaries, which are primarily homebuilding subsidiaries. These guarantees are full and unconditional. The guarantors of our senior notes are currently those subsidiaries that also guarantee Lennar Corporation's letter of credit facilities, its Credit Facility and Delayed Draw Term Loan Facility, which are disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements. Under the indentures governing our senior notes, guarantees may be suspended or released under certain circumstances.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at August 31, 2025 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	At August 31, 2025	At November 30, 2024
Due from non-guarantor subsidiaries	$14,201,862	18,396,060
Equity method investments	2,316,865	1,078,635
Total assets	40,461,039	50,251,091
Total liabilities	9,008,390	10,067,424

Nine Months Ended
(In thousands)	August 31, 2025
Total revenues	$22,131,952
Operating earnings	2,245,294
Earnings before income taxes	1,720,963
Net earnings attributable to Lennar	1,295,435

Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding, Multifamily and Lennar Other unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with applicable debt covenants at August 31, 2025.
Homebuilding: Investments in Unconsolidated Entities
As of August 31, 2025, we had equity investments in 53 active Homebuilding and land unconsolidated entities (of which 4 had recourse debt, 15 had non-recourse debt and 34 had no debt) compared to 51 active Homebuilding and land unconsolidated entities at November 30, 2024. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners. Each joint venture is governed by an executive committee consisting of members from each partner. Details regarding these investments, balances and debt are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Bank debt without recourse to Lennar	$1,444,787	217,262	151,462	403,654	672,409	—
Maximum recourse debt exposure to Lennar	31,423	—	9,513	—	21,910	—
Debt issuance costs	(5,320)	—	—	—	—	(5,320)
Total	$1,470,890	217,262	160,975	403,654	694,319	(5,320)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
We temporarily hold an approximately 20% investment in the total outstanding shares of Millrose common stock, which we expect to dispose of through a split-off, a stock sale or another transaction.
Multifamily: Investments in Unconsolidated Entities
At August 31, 2025, Multifamily had equity investments in 25 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 7 had no debt) compared to 23 active unconsolidated entities at November 30, 2024. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Initially, we participated in building multifamily developments and selling them soon after they were completed. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment includes LMV I, LMV II, the CPPIB Fund and the Institutional JV, which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. Details of each fund as of and during the nine months ended August 31, 2025 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2025	2026	2027	Thereafter	Other
Debt without recourse to Lennar	$2,503,442	112,260	1,140,644	879,090	371,448	—
Debt issuance costs	(23,595)	—	—	—	—	(23,595)
Total	$2,479,847	112,260	1,140,644	879,090	371,448	(23,595)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and are recorded as equity in earnings (losses) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $134.3 million and $140.1 million as of August 31, 2025 and November 30, 2024, respectively.
As of August 31, 2025 and November 30, 2024, we had strategic technology investments in unconsolidated entities of $238.0 million and $239.3 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and homeownership experience, and are an important part of our focus on using technology to reduce costs. Details regarding these investments are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
August 31, 2025	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	111,916	913	112,829
Central	135,050	3,789	138,839
South Central	164,849	1,919	166,768
West	95,300	3,133	98,433
Other	4,649	1,561	6,210
Total homesites	511,764	11,315	523,079	0.1
% of total homesites	98%	2%

				Years of
August 31, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	90,402	16,172	106,574
Central	89,462	30,788	120,250
South Central	107,395	16,645	124,040
West	77,239	21,152	98,391
Other	4,828	1,891	6,719
Total homesites	369,326	86,648	455,974	1.1
% of total homesites	81%	19%
(1)Based on trailing twelve months of homes delivered.
Details on option contracts, transactions with land banks and Millrose and related consolidated inventory not owned and exposure are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, except for a decrease of $1.0 billion in land purchase contract obligations and an increase of $1.3 billion in Homebuilding senior notes and other debts payable, net.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the nine months ended August 31, 2025 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations and loans held-for-sale. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. Since November 30, 2024, there have been no material changes in market risk exposures associated with interest rate risk.
In May 2025, we issued $700 million in aggregate principal amount of 5.20% senior notes due 2030.
In May 2025, we paid off $500 million aggregate principal amount of our 4.75% senior notes due May 2025.
As of August 31, 2025, we had $1.1 billion of outstanding borrowings under our Credit Facility.
As of August 31, 2025, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.7 billion under residential facilities and $57.3 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2025

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2025	2026	2027	2028	2029	2030	Thereafter	Total	2025
LIABILITIES:
Homebuilding:
Senior Notes and other debt payable:
Fixed rate	$16.1	438.9	1,198.6	10.1	11.5	702.4	12.0	2,389.6	2,422.3
Average interest rate	3.3%	5.1%	4.9%	3.0%	7.5%	5.2%	6.6%	5.0%	—
Variable rate	$1,140.0	—	—	—	—	—	—	1,140.0	1,140.0
Average interest rate	5.4%	—	—	—	—	—	—	5.4%	—
Financial Services:
Notes and other debt payable:
Fixed rate	$—	—	—	—	—	—	123.6	123.6	124.1
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$848.6	891.6	—	—	—	—	—	1,740.2	1,740.2
Average interest rate	5.9%	5.7%	—	—	—	—	—	5.8%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K.

Item 4. Controls and Procedures
Our Executive Chairman and Co-Chief Executive Officer, our Co-Chief Executive Officer and President (together, “Co-CEOs”) and our Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2025 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including both of our Co-CEOs and our CFO, as appropriate, to allow timely decisions regarding required disclosures.
Both of our Co-CEOs and our CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2025. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2025:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2) (In thousands)
June 1 to June 30, 2025	6,487	$106.71	—	$2,197,601
July 1 to July 31, 2025	531,984	$115.43	531,984	$2,136,191
August 1 to August 31, 2025	3,588,188	$124.09	3,587,082	$1,691,075
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

Item 6. Exhibits

10.1
Consulting Agreement, effective as of September 3, 2025, between the Company and Mark Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 30, 2025.

31.1	*	Rule 13a-14(a) certification by Stuart Miller.
31.2	*	Rule 13a-14(a) certification by Jonathan M. Jaffe.
31.3	*	Rule 13a-14(a) certification by Diane Bessette.
32.	**	Section 1350 certifications by Stuart Miller, Jonathan M. Jaffe, and Diane Bessette.
101.	*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, filed on October 3, 2025, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 3, 2025	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	October 3, 2025	/s/ David Collins
David Collins
Vice President and Controller