Form 10-K
period 2025-11-30
LENNAR CORP /NEW/
filed 2026-01-28
CIK 920760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (223,271,632 shares of Class A common stock and 9,461,040 shares of Class B common stock) as of May 31, 2025, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $24,643,058,075.
As of December 31, 2025, the registrant had outstanding 215,769,742 shares of Class A common stock and 31,217,013 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2026.

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
Our homebuilding operations are the most substantial part of our business, generating $32 billion in revenues, or approximately 94% of consolidated revenues, in fiscal 2025.
As of November 30, 2025, our reportable Homebuilding segments and all Other Homebuilding operations not required to be reported separately have divisions located in:
East: Florida, New Jersey and Pennsylvania
Central: Alabama, Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee
and Virginia
South Central: Arkansas, Kansas, Missouri, Oklahoma and Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint").
Our other reportable segments are Financial Services, Multifamily and Lennar Other. Financial information about our Homebuilding, Financial Services, Multifamily and Lennar Other operations is contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Notes to Consolidated Financial Statements.
About Our Company
Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971 and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in a number of homebuilding markets, including California, Florida and Texas, through both organic growth and acquisitions, such as Pacific Greystone Corporation in 1997. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. From 2010 through 2013, we expanded our homebuilding operations into Georgia, Oregon, Washington and Tennessee. In 2017, we acquired WCI Communities, Inc., a homebuilder of luxury single-family and multifamily homes, including a small number of luxury high-rise tower units, in Florida. In 2018, we acquired CalAtlantic Group, Inc. ("CalAtlantic"), a major homebuilder which was building homes across the homebuilding spectrum, from entry level to luxury, in 43 metropolitan statistical areas spanning 19 states, and providing mortgage, title and escrow services. In February 2025, we acquired Rausch Coleman Homes ("Rausch"), a residential homebuilder, expanding our homebuilding operations into several new markets in Arkansas (Bentonville/Fayetteville, Little Rock and Jonesboro), Oklahoma (Tulsa and Stillwater), Alabama (Birmingham and Tuscaloosa), and Kansas/Missouri (Kansas City), while adding to our existing footprint in Texas (Houston and San Antonio), Oklahoma (Oklahoma City), Alabama (Huntsville) and Florida (Gulf Coast).
We are focused on increasing efficiencies in our building process and reducing selling, general and administrative expenses by using technology and innovative strategies to reduce customer acquisition costs. Our construction playbook has three primary areas of focus: lowering construction costs, reducing cycle time and achieving even flow production. We have aimed to maintain operating margins by deferring home sale price commitments until construction costs are finalized to protect against cost escalations. We focus on executing our operating strategy to be a consistent and high-volume homebuilder with production pace in sync with sales pace while using our gross margin as a shock absorber. We have advanced our transition to a land-light operating model by increasing the proportion of homesites we control through options or agreements rather than ownership. This approach enhances flexibility, reduces capital intensity, and lowers our years’ supply of owned land. In connection with our transition to a land-light operating model, in February 2025, we spun off a significant portion of our land assets to Millrose (as defined below), and, in November 2025, disposed of the remaining holdings in Millrose in an exchange offer, in which we purchased shares of Lennar Class A common stock using Millrose Class A common stock as consideration, as discussed further below under the caption “Homebuilding Operations – Millrose Spin-Off and Exchange Offer”.
Homebuilding Operations
Overview
Our homebuilding operations include the construction and sale of single-family attached and detached homes as well as the purchase, development and sale of residential land directly through entities in which we have investments. New home deliveries, including deliveries from unconsolidated entities, were 82,583 in fiscal 2025, compared to 80,210 in fiscal 2024 and

73,087 in fiscal 2023. We primarily sell homes in communities targeted to first-time, move-up, active adult, and luxury homebuyers. The average sales price of a Lennar home varies depending on product and geographic location. For fiscal 2025, the average sales price, excluding deliveries from unconsolidated entities, was $391,000, compared to $423,000 in fiscal 2024 and $445,000 in fiscal 2023.
We operate primarily under the Lennar brand name. Our homebuilding mission is focused on the profitable development of residential communities. Key elements of our strategy include:
•Focus on Strong Operating Margins - Our purchasing leverage combined with our focus on reducing selling, general and administrative costs by using technology and innovative strategies and reducing interest expense through paydowns of debt has enabled us to achieve strong gross profit and operating margins.
•Everything’s Included® Approach - We are focused on distinguishing our products, including through our Everything’s Included® approach, which maximizes our purchasing power, enables us to include luxury features as standard items in our homes and simplifies our homebuilding operations.
•Innovative Homebuilding - We are constantly innovating the homes we build to create products that better meet our customers' needs and desires. Our Next Gen® homes provide what can be a home within a home to accommodate children or parents or can be an office from which to work remotely.
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
•Land-light strategy - We are focused on having a minimal amount of years' supply of owned homesites and high percentage of land we control through options or agreements, including agreements with strategic land banks and joint ventures, rather than ownership. In connection with this strategy, we spun off a significant portion of our land assets to Millrose, as discussed further below under the caption “Homebuilding Operations – Millrose Spin-Off.”
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
For the last several years, we have been reducing our reliance on land we own and increasing our access to land through options and joint ventures, most significantly through our use of land banks which is a critical part of our operating strategy. At November 30, 2025, 98% of our total homesites were controlled through options with land banks, land sellers and joint ventures compared to 82% at November 30, 2024. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Construction and Development
We are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of land development and home construction. At November 30, 2025, we were actively building and marketing homes in 1,708 communities, including nine communities being constructed by unconsolidated entities. This was an increase from the 1,447 communities, including 11 communities being constructed by unconsolidated entities, in which we were actively building and marketing homes at November 30, 2024. At November 30, 2025 and 2024, we had about 5,000 and 2,900 completed unsold homes, respectively, which resulted in 2.9 and 2.0 completed unsold homes per community, respectively.
We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and historically from proceeds of unsecured corporate debt. In addition, when our land bank partners, including Millrose, acquire undeveloped or partially developed land that we have options to purchase, they finance the horizontal development of all such homesites up to pre-negotiated development budgets, which is incorporated into the takedown prices for Lennar’s purchase options on the properties.
Marketing
We offer a diversified line of homes for first-time, move-up, active adult, luxury and multi-generational homebuyers in a variety of locations ranging from urban infill communities to suburban golf course communities. Our Everything’s Included® marketing program enables us to differentiate our homes from those of our competitors by including premium features as standard at competitive prices, while reducing construction and overhead costs through a simplified construction process, product standardization and volume purchasing. Most of our homes include home automation and technology components, as well as energy efficient materials and systems, which enhances our brand. We sell our homes from models that we have designed and constructed. We employ new home consultants who are paid salaries, commissions or both to conduct on-site sales of our homes. We also sell homes through independent realtors. We have made it possible for potential homebuyers to take virtual tours of model homes. During fiscal 2025 and 2024, even with shifts in macroeconomic factors in much of the period, we were able to develop, enhance, use, and improve the Lennar machine. Our sales, marketing, and dynamic pricing machine is quickly becoming an advanced digital engine that has materially benefited from aggressive, focused use and engagement while the market was most difficult.
Our marketing strategy has increasingly involved advertising through digital channels including real estate listing sites, paid search, display advertising, social media and e-mail marketing, all of which drive traffic to our website, www.lennar.com. This has allowed us to attract more qualified and knowledgeable homebuyers. However, we also continue to advertise through more traditional media on a limited basis, including newspapers, other local and regional publications, radio and on billboards where appropriate. We tailor our marketing strategy and message based on the community being advertised and the customers being targeted, such as advertising our active adult communities in areas where prospective active adult homebuyers live or will potentially want to purchase. During fiscal 2025 and 2024, increased interest rates as compared to prior years have made our homes less affordable to many prospective buyers and led us to reduce prices and/or increase sales incentives in a number of our communities to maintain sales pace.
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
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 14% in both 2025 and 2024. We do not recognize revenue on homes that are the subject of sales contracts until the sales are closed and title passes to the new homeowners.
The backlog dollar value including unconsolidated entities at November 30, 2025 was $5.2 billion, compared to $5.4 billion at November 30, 2024. We expect that a significant portion of homes currently in backlog will be delivered in fiscal year 2026.
Homebuilding Investments in Unconsolidated Entities
We create and participate in joint ventures that acquire and develop land for our homebuilding operations, for sale to third parties or for use in the ventures' own homebuilding operations. Through these joint ventures, we reduce the amount we invest in potential future homesites, thereby reducing risks associated with land acquisitions and improving the return on our investments, and, in some instances, we obtain access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. As of both November 30, 2025 and 2024, we had equity investments in 50 active homebuilding and land unconsolidated entities, in which we were participating, and our maximum recourse debt exposure related to Homebuilding unconsolidated joint ventures was $30.1 million and $44.2 million, respectively. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Millrose Spin-Off and Exchange Offer
In February 2025, we successfully completed the taxable spin-off of Millrose Properties, Inc. (“Millrose”) from Lennar through a distribution of approximately 80% of Millrose's common stock to our stockholders (the “Millrose Spin-Off”). We temporarily retained, but did not vote, the remaining 20% of the total outstanding shares of Millrose common stock in the form of Millrose Class A common stock. In connection with the Millrose Spin-Off, we contributed to Millrose $5.6 billion in land assets and cash of $1.0 billion, which included $584 million of cash deposits related to option contracts. The Millrose Spin-Off transaction accelerated our longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
In November 2025, we completed the disposition of approximately 20% of Millrose’s total outstanding shares through an exchange offer (the “Exchange Offer”), which resulted in Lennar acquiring 8,049,594 shares of Lennar Class A common stock in exchange for 33,298,754 shares of Millrose Class A common stock. Following the Exchange Offer, Lennar retains an immaterial amount of the total outstanding shares of Millrose common stock (both Millrose Class A common stock and Millrose Class B common stock), which comprise solely the forfeited Millrose shares.
Financial Services Operations
Residential Mortgage Financing
We offer conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other residential mortgage products primarily to buyers of our homes through our financial services subsidiary, Lennar Mortgage, LLC, from locations in most of the states in which we have homebuilding operations. In fiscal year 2025, our financial services subsidiaries provided loans to 84% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as from independent mortgage lenders, we believe almost all creditworthy potential purchasers of our homes have access to financing.

During fiscal year 2025, we originated approximately 55,900 residential mortgage loans totaling $20.0 billion, compared to 54,600 residential mortgage loans totaling $19.8 billion during fiscal year 2024. Substantially all of the residential mortgage loans we originate are sold within a short period in the secondary mortgage market, a majority of them on a servicing-released, non-recourse basis. After the loans are sold, we retain potential liability for claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Occasional claims of this type are a normal incident of loan securitization activities. We do not believe that the ultimate resolution of these claims will have a material adverse effect on our business or financial position. During fiscal year 2025, we also locked interest rates on approximately 56,900 residential mortgage loans totaling $19.9 billion, compared to 54,200 residential mortgage loans totaling $19.5 billion during fiscal year 2024.
We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or funds from our operating activities. At November 30, 2025, Financial Services had six warehouse residential facilities maturing at various dates through fiscal year 2027 with a total maximum borrowing capacity of $3.3 billion including an uncommitted amount of $2.1 billion. We expect the facilities to be renewed or replaced with other facilities when they mature. If they are not renewed or replaced, we would have to find other sources of funding for our mortgage originations, which might include our own funds. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations.
We have been using new technology to automate portions of our mortgage loan origination process. This new technology has made the mortgage financing process easier for homebuyers and improved the customer experience. This new technology has also enabled us to increase the number of digital closings, with digital document signing and, where legally permitted, digital notarization.
Title, Insurance and Closing Services
We are licensed to provide title insurance, and closing services for residential and/or commercial transactions in 37 states to our homebuyers and others. During fiscal year 2025 and 2024, we provided closing services with regard to approximately 86,300 and 82,400, real estate transactions in 27 and 25 states, respectively.
Commercial Mortgage Origination
Our LMF Commercial subsidiary originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. The loans generally are between $5 million and $50 million each. LMF Commercial also originates floating rate loans secured by commercial real estate properties, many of which are in transition, undergoing lease-up, sell-out, renovation or repositioning. In order to finance LMF Commercial lending activities, as of November 30, 2025, LMF Commercial had two warehouse repurchase financing agreements maturing at various dates through fiscal year 2028 with commitments totaling $300 million. This is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Lennar Other
Strategic Technology Investments
We strategically invest in companies involved in technology initiatives that, among other things, help us enhance the homebuying or home ownership experience, reduce our SG&A expenses and help us stay at the forefront of homebuilding innovation. At November 30, 2025, the book value of our investment in strategic technology investments was $581.8 million and is included in our Lennar Other segment.
For additional information about our investments in strategic technology investments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Multifamily Operations
Our Multifamily business has been engaged in the development of multifamily communities since 2011. Initially, the Multifamily business almost exclusively participated in shorter-duration joint ventures that built multifamily communities with the intention of selling them soon after they were built, and in most cases after they were substantially occupied. However, the Multifamily business now manages, and owns interests in, longer-duration funds that build multifamily communities with the intention of retaining them as rental income-generating assets. At November 30, 2025, Multifamily had interests in, and was managing, four funds and 21 active joint ventures.
From inception through November 30, 2025, the Multifamily business has capitalized and developed 128 multifamily residential communities with approximately 39,300 rental units across 20 states throughout the United States. The communities developed by the Multifamily business include a diversified mix of conventional garden, mid-rise and high-rise multifamily properties in urban and suburban locations near major employment centers. Most communities offer residents a mix of studio, one, two, and three-bedroom homes.
As of November 30, 2025, funds and ventures managed by Multifamily had a pipeline of 32 potential future developments, which were owned, under contract or subject to letters of intent, totaling approximately $2.8 billion in anticipated development costs across several states.
Multifamily has co-investments in all the funds and ventures it manages, and receives returns on these investments. In addition, it has carried interests in the funds or ventures it manages, and receives distributions with regard to those carried interests.
Lennar Multifamily Venture Fund I (“LMV I") is a long-term multifamily development investment vehicle involved in the development and construction of class-A multifamily assets. During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. During the year ended November 30, 2025, two additional LMV I rental operation projects were sold to third-party buyers.
In December 2025, we sold a majority interest in Quarterra Group, Inc ("Quarterra"), a subsidiary of our Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a minority interest. TPG’s acquisition of Quarterra and its $1.0 billion strategic commitment, combined with Lennar’s insights, will accelerate Quarterra’s development pipeline and strengthen its platform for delivering thoughtfully designed rental communities in high-growth markets. The sale of Quarterra to TPG did not have a material impact on our consolidated financial statements.
Single-Family Home Rentals
In December 2020, Lennar formed the Upward America Venture, LLC (“Upward America”), which (a) acquires communities of single-family rental properties (including townhomes, duplexes and condominium buildings developed or acquired for rental purposes), and (b) leases and manages homes in those communities. Lennar subsidiaries are the manager and the general partner of Upward America. The investment period for Upward America closed in 2024, reducing the equity commitments from investors from $1.6 billion to $1.0 billion. As of November 30, 2025, institutional investors and Lennar had committed $1.0 billion to Upward America, part of which was used to reduce an initial commitment Lennar had made from $225 million to $78.1 million. Proceeds of commitments by other investors may be used to redeem more of Lennar’s ownership, but Lennar has agreed not to reduce its ownership below $50 million.
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
At November 30, 2025, Upward America had purchased 4,697 homes in 103 communities across 19 metropolitan statistical areas for a total purchase price of $1.2 billion (an average price of $258,000 per home) and disposed of 275 homes for a total sales price of $82.0 million (an average price of $298,000 per home). The Limited Partnership Agreement of Upward America gives Upward America the right to purchase from Lennar for their appraised value all homes or communities that are purpose built by Lennar for single-family home rental. Upward America also is free to purchase homes from homebuilders other than Lennar or to purchase previously occupied homes. Initially all the homes purchased by Upward America were purchased from Lennar, but subsequently, Upward America began purchasing homes from multiple homebuilders. At both November 30, 2025 and 2024, approximately 6% of the homes owned by Upward America were built by homebuilders other than Lennar.
Five Point Holdings, LLC
We own an indirect approximately 40% interest in FivePoint, which is a publicly traded developer of three large master planned mixed-use developments in California (Newhall Ranch, Great Park Neighborhoods, and San Francisco Shipyard/Candlestick Point). We sometimes purchase properties from FivePoint for use in our homebuilding operations. We have no active role in the management of FivePoint, except that since August 2021 our Executive Chairman and Chief Executive Officer, has been the non-employee Executive Chairman of the Board of Directors (but not the chief executive officer) of FivePoint since August 2021. As of November 30, 2025, the carrying amount of our investment in FivePoint was $585.2 million.

Rialto Fund Investments
Until November 30, 2018, we had a group of subsidiaries, including Rialto Capital Management, LLC ("Rialto"), that primarily managed real estate related investment funds and other real estate related investment vehicles. We sold the Rialto Management Group on November 30, 2018. However, we retained the right to share in carried interest distributions from some of the funds and other investment vehicles Rialto manages. We also retained limited partner investments in several Rialto funds and investment vehicles that totaled $133.0 million as of November 30, 2025.
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
•Utilization of the Lennar machine to convert digital leads into appointments and ultimately drive those appointments into closed sales; and
•Strategic investments in technology initiatives through our LENX investments in companies that help us enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
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
We also believe in the value of clean energy from solar power, and we consistently seek opportunities to integrate solar power where it provides great value for our homebuyers.
Human Capital Management
Talent Management, Culture and Leadership Development
Our associates (i.e., employees) are our most valuable asset, and we are committed to supporting each associate’s unique career journey. We were built on a culture of “Everyone’s Included” and put a conscious focus on the associate experience, bringing together the best talent to drive success as part of our “Lennar family.” We believe having an inclusive work environment, where everyone has a sense of belonging, not only drives engagement but also fosters innovation, which is critical to drive growth.
Our success starts and ends with having the best talent, and, as a result, we are focused on attracting, developing, engaging and retaining our associates. We believe strongly that “Leadership Matters” and seek to hire, retain and train our leaders to value integrity, curiosity, resourcefulness, operational excellence, collaboration and a customer-centric mindset. We understand the importance of balance, and offer associates a competitive and comprehensive benefits package, and resources for whole-self well-being (physical, social, and financial).
Health and Safety
We are committed to the health and safety of our associates and trade partners. We hired a full-time Chief Medical Officer in early 2020 at the beginning of the COVID-19 pandemic. Our experienced teams adapt quickly to changes in safety protocols to protect our associates, trade partners and homebuyers. We are also committed to worker safety and regulatory compliance, and among other things, require that office associates with oversight of construction and associates who work in the field take additional safety courses. Our Board and its Audit Committee regularly review the results of OSHA visits and other safety-related information to ensure that we are successfully managing and improving our safety program.
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
At November 30, 2025, we employed 12,532 individuals of whom 10,182 were involved in the Homebuilding operations, 2,132 were involved in the Financial Services operations and 218 were involved in the Multifamily operations, compared to November 30, 2024, when we employed 13,265 individuals of whom 10,653 were involved in the Homebuilding operations, 2,066 were involved in the Financial Services operations and 546 were involved in the Multifamily operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions. We believe our overall relations with our workforce are healthy.
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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased or continued high interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; changes in trade policy affecting our business, including new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that may impact the cost of raw materials and other goods related to our homebuilding business; changes in U.S. and foreign governmental laws, regulations and policies, including retaliatory policies against the United States, that may impact our business and operations; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings on the willingness of the funds to invest in new projects; reductions in the market value of the Company's investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land-light strategy; problems exercising options to purchase homesites; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits related to land purchase options we decide not to exercise; the potential negative impact to our business of public health issues; labor shortages and/or a decrease in the number of potential homebuyers due to increased enforcement of restrictions on immigration; possible unfavorable outcomes in legal proceedings; changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit; our inability to acquire land at anticipated prices; the possibility that we will incur nonrecurring costs that affect earnings in one or more reporting periods; the possibility that the benefit from our increasing use of technology will not justify its cost; increased competition for home sales from other sellers of new and resale homes; becoming unable to pay down debt; government actions or other factors that might force us to terminate our program of repurchasing our stock; the failure of the participants in various joint ventures to honor their commitments; difficulty obtaining land-use entitlements or construction financing; harm to our business from information technology failures and data security breaches; new laws or regulatory changes that adversely affect the profitability of our businesses (including changes in tax laws or liabilities); our inability to refinance our debt on terms that are as favorable as our current arrangements; and changes in accounting conventions that adversely affect our reported earnings.
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
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, inflation, interest rates, changes in stock market valuations, consumer confidence, consumer income, housing demand, availability and cost of financing for homebuyers, availability and prices of new homes compared to those of previously occupied homes, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. Currently, potential purchasers of our homes are being affected by inflation and continued high interest rates, tariffs and trade policy, all of which increase what homebuyers have to pay for new homes.
Negative publicity could hurt our reputation, which could cause our revenues or results of operations to decline.
Our business success is dependent upon the reputation of the Lennar brand and its association with quality and integrity. If we are unable to maintain the position of the Lennar brand, our business may be adversely affected, which could result in lower sales and earnings. Unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. We could be subject to knowingly false statements made for the purpose of impairing our reputation. These statements, even if totally untrue, can spread rapidly through the use of electronic communication, including social media outlets, newsletters, websites and other digital platforms. The harm may be immediate, without affording us an opportunity for redress or correction. Our success in maintaining and enhancing our brand depends on our ability to recognize, respond to and effectively manage negative publicity in this rapidly changing media environment. Adverse publicity or negative commentary from media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
Our business strategies for our homebuilding and mortgage finance businesses may not increase our value.
Our strategies for our core homebuilding and mortgage finance businesses, and any related initiatives or actions, may not be successful. As a result of our strategy to become a land-lighter company, we continue to reduce the inventory of land that we own and we instead choose to control a greater portion of the land we expect to use through options or other contractual arrangements, including through Millrose and other land banking entities. We cannot provide assurance that this strategy, or other strategies we will follow, will increase our value. It is possible that the land-lighter or other strategies will reduce, rather than increase, the value and profitability of our core businesses.
The market for new homes is cyclical, and a continuing downturn in the homebuilding market could adversely affect our operations.
The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, product affordability, availability of financing, inflation, and interest rate levels. As a result, over the years, demand for new homes has been cyclical, with multi-year periods of high demand followed by multi-year periods of low demand. During fiscal 2025 and 2024, a number of our markets experienced significant softening that required us to make substantial price reductions in order to maintain a steady sales pace. It is possible that a continued market weakness could result in a further decline in demand for new homes with resulting price reductions which could require write downs in the carrying value of our land inventory and write offs of costs of land purchase options we decide not to exercise.
Inflation could adversely affect our profitability.
Weaker demand has precluded us from raising home prices enough to keep up with the rate of inflation, which has reduced our profit margins. In addition, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which have in the past and can in the future have an adverse impact on our business or financial results. Inflation may also accompany higher interest rates, which could adversely impact housing affordability by limiting potential buyers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. We are taking steps that we hope will enable us to maintain acceptable operating margins in fiscal 2026. However, it is possible that those steps will not be successful, and that a combination of inflation and reduced demand for new homes driven by an increase in mortgage interest rates will continue to adversely affect our profitability.

Further increase in mortgage interest rates could reduce potential buyers’ ability or desire to obtain financing with which to buy homes.
Housing has been considerably impacted by the more than doubling of mortgage interest rates in 2022 and 2023, and small decreases in 2025. When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build.
A decline in prices of new homes could require us to write down the carrying value of land we own and to write off option costs.
We are constantly acquiring options to purchase land, for use in our homebuilding operations. The value of land suitable for residential development fluctuates depending on local and national market conditions and other factors that affect demand for new homes. When demand for homes fell during the 2007-2010 recession, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many options to purchase land, which required us to forfeit deposits and write-off pre-acquisition costs. If market conditions were to deteriorate significantly in the future, we could again be required to make significant write-downs of the carrying value of our land inventory and write-offs of costs relating to decisions not to exercise land purchase options. Because a significant portion of our land inventory is acquired through land purchase option arrangements], in the event of adverse changes in economic, market, or community conditions, we may elect not to exercise our land purchase options and we may not be able to satisfactorily renegotiate the purchase price of the land under option. Such actions could result in the forfeiture of some or all of any deposits, fees or investments paid or made in respect of such arrangements, including any cost overruns. The forfeiture of option deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, business operations and financial performance.
Current and threatened international conflicts could affect demand for the homes we build.
There currently are ongoing conflicts involving Ukraine and Israel. While we do not acquire essential components of the homes we build from either of those countries and while as of November 30, 2025 neither of these conflicts has had a material direct impact on our consolidated financial performance, those and other possible conflicts have already led and could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. In addition, the closure of or limitation on the use of significant shipping routes as a result of these and related conflicts may result in interruptions to the supply of certain key raw materials that are used in products which we incorporate in the homes we build, increasing their cost. International conflicts also may lead potential homebuyers to decide not to invest in new homes at this time, which could have a material impact on our business operations and financial performance.
Our results of operations and financial condition may be adversely affected by public health issues and governmental actions.
The United States has experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The extent to which public health issues impact our results will depend on future developments, which cannot be predicted. New or evolving U.S. government regulations, guidance, executive orders or judicial decisions, including, but not limited to, as a result of public health concerns, could adversely affect our business operations and financial performance. Further, if a contagious disease causes significant negative impacts to economic conditions or consumer confidence, our results of operations, financial condition and cash flows could be materially adversely impacted.
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
Additionally, the cost of insurance has increased significantly in recent years. Also, the coverage offered and the availability of general liability insurance for construction defects is currently limited and policies that can be obtained often include exclusions based upon past losses those insurers suffered as a result of use of defective materials in homes we and many other homebuilders built. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases had to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us against all the costs we incur. This increase in cost and limitation in coverage has also increased our self-insured retentions and decreased our total coverage. It is possible in the future that insurance would not be available at commercially reasonable rates. Even when insurance is available, the high cost of insurance has recently led us to self-insure against some risks.
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
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it (or when it is acquired by Millrose or another land banking entity), these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, and taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur increased pre-construction costs and it may take longer for us to recover those costs. In addition, our land bank option contracts often include provisions under which delays in land development and/or longer land takedown periods cause us to incur additional cost.

Increased interest rates could increase our cost of building homes.
Our business requires us to finance much of the cost of developing our residential communities. One of the ways we do this is with bank borrowings. At November 30, 2025, we had a $3.1 billion revolving credit facility with a group of banks (the "Credit Facility"), which had an accordion feature that could increase it to $3.5 billion. In May 2025, we entered into a new unsecured delayed draw term loan facility ("Delayed Draw Term Loan Facility") with total borrowing availability up to $1.7 billion. We also had warehouse borrowing facilities totaling $3.6 billion to support our residential and commercial mortgage lending activities. The interest on borrowings under the Credit Facility is at rates based on prevailing short-term rates from time to time. In 2022 and 2023, the Federal Reserve steadily raised benchmark interest rates and the Federal Reserve did not begin reducing benchmark interest rates until well into 2024. At November 30, 2025, we had no borrowings under our Credit Facility and outstanding borrowings of $1.7 billion under our Delayed Draw Term Loan Facility. However, if in the future we have a need for significant borrowings under our Credit Facility and interest rates continue to be high, that would increase the cost of the homes we build, which either would make those homes more expensive for homebuyers, which is likely to reduce demand, or would lower our operating margins, or both.
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
We could be hurt if land banks are not able to raise investor funds needed to finance land acquisition to meet out demand.
In February 2025, we completed the spin-off Millrose, which serves as a source of recycled capital for land acquisitions. However, Millrose does not have the capacity to provide all the land acquisition funding we require, and Millrose’s policies will limit its acquisitions to land we expect to use within five years. As a result, we are reliant on additional land banks to acquire at least some of the land that Millrose will not or cannot acquire on our behalf. Most land banks are funds that use financial investor capital to finance land acquisitions. If returns to land bank investors are not sufficient to attract investor funds and land banks are not able to identify alternative sources of funding, we would no longer have access to financing of land acquisitions by land banks. This could significantly impair our ability to carry out our strategy of reducing our inventory of owned land.
We could be hurt by refusals of owners of land to honor options or contracts to sell land to us.
We have made a strategic decision to increase the portion of our potential land inventory that we control through options or contracts and reduce the land that we own. This substantially reduces our investment in land. However, if landowners who are parties to such options or contracts, including land banks, refuse to honor such arrangements, we could lose access to land at the time we want to use it in our homebuilding activities. Any loss of access to our homesites could materially impact both our revenues and our reputation as a reliable homebuilder.
In connection with the Millrose Spin-Off, we transferred a significant portion of our inventory of undeveloped and partially developed land, as well as some finished homesites, to Millrose, which is an independent, externally managed, publicly traded company. In addition, we entered into a number of agreements with Millrose, pursuant to which Millrose provides Lennar with land acquisition and horizontal development financing solutions. We rely on Millrose to satisfy its performance and payment obligations under these agreements for a substantial portion of our homesite acquisition and development. If Millrose were unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses. For example, if Millrose were to refuse to honor option exercises, despite requirements that it do so, that could delay or prevent us from building and delivering homes, including while we seek legal enforcement. Even if we were to succeed in any legal proceedings against Millrose, there is no guarantee that a court would compel Millrose to deliver the homesites to us. Monetary damages may not be sufficient for us to fully recover our losses, particularly if we are not able to satisfy our obligations with respect to contracts with homebuyers.
Additionally, if in the future we are unable to identify or to develop and maintain the necessary relationships with suitable land banks, including Millrose, we will not be able to fully implement our land-light business strategy.
We may lose access to the land or homesites held by land banks in the event of lender foreclosures or bankruptcy proceedings.
A significant portion of the land inventory that we control is held by land banks, including the portion of our inventory that was transferred to Millrose in connection with the Millrose Spin-Off. In fact, the majority of our land banking arrangements are concentrated in a limited number of land banks, including Millrose, which exposes our business to risks if one of our principal land banks were to face financial difficulties. Further, our land banks may enter into various “secured financing arrangements,” which may include but are not limited to secured or collateralized loans, or any other transactions where assets may be pledged or used as collateral to secure the financing instrument. In connection with these arrangements, the land banks would have the right to pledge or use as collateral the inventory of land assets we control through option contracts. If a land bank were to default under these arrangements or become subject to bankruptcy or insolvency proceedings, the land bank may forfeit its assets to any and all creditors or creditors may reject our purchase options in bankruptcy. If we were unable to successfully protect our purchase options, buy the applicable assets directly from the lenders or otherwise retain access to these assets, that could delay or prevent us from building and delivering homes and cause us significant harm.
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
Many of our homebuilding operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. Our insurance may not cover business interruptions or losses resulting from these events and our results of operations could be adversely affected by these events. Additionally, natural disasters and severe weather conditions may increase the cost of homeowner's insurance or create difficulties in obtaining homeowners’ insurance at all, which could reduce the number of potential buyers who can afford, or are willing, to purchase homes we build in affected areas. For example, the incidence of large wildfires in California has substantially increased in recent years and the risk of future wildfires is expected to increase. The housing markets in areas affected by California’s recent wildfires have been adversely affected by increased insurance costs and difficulties in obtaining homeowners’ insurance, which was exacerbated by the January 2025 wildfires in Los Angeles.
If our homebuyers are not able to obtain suitable financing, that would reduce demand for our homes and our home sales revenues.
Most purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of the homes they purchase. While the majority of our homebuyers obtain their mortgage financing from our Financial Services segment, others obtain mortgage financing from banks and other independent lenders. Disruptions in the mortgage markets or increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, making it difficult for them to purchase our homes. Among other things, changes made by Fannie Mae, Freddie Mac, Ginnie Mae and FHA/VA in recent years to sponsored mortgage programs, as well as changes made in recent years by private mortgage insurance companies, have reduced the ability of a number of potential homebuyers to qualify for mortgages. These include higher income requirements, larger required down payments, increased reserves and higher required credit scores. In addition, there has been uncertainty regarding the future of Fannie Mae, Freddie Mac and Ginnie Mae, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. If Fannie Mae, Freddie Mac and Ginnie Mae were to curtail their secondary market mortgage loan purchases, it is not clear how the liquidity they provide would be replaced. There is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of paying for the homes we sell, and therefore could reduce demand for our homes and adversely affect our results of operations.

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
100% of the residential mortgage loans made by our Financial Services segment in 2025 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes or an increase in the mortgage financing obtained by homebuyers from lenders other than our Financial Services segment would adversely affect the revenues of this aspect of our business.
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
As of November 30, 2025, we had outstanding senior notes which we had sold into the capital markets over a number of years totaling $2.1 billion. The indentures governing our senior notes do not restrict our incurrence of future secured or unsecured debt, and the agreement governing our Credit Facility allows us to incur a substantial amount of future unsecured debt. We increased our outstanding senior notes during fiscal 2025 by $200 million. Sales of senior debt into the capital markets was historically a significant source of funding for our operations and acquisitions. Our level of indebtedness exposes us to a number of risks, including:
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. Historically, a substantial portion of our access to capital has been through the issuance of senior notes, of which we have approximately $2.1 billion outstanding, net of debt issuance costs, as of November 30, 2025. Among other things, we have often relied on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
During fiscal 2026, we will have to replace or renew a total of $3.0 billion of warehouse lines used by Financial Services, including LMF Commercial, as they mature. We expect these facilities to be renewed or replaced with other facilities when they mature. If we are unable to renew or replace these facilities on favorable terms or at all when they mature, that could seriously impede the activities of our Financial Services segment, which would have an impact on our financial results.
An inability to obtain performance bonds or post letters of credit could adversely affect our operations.
We often are required to provide surety bonds to secure our performance of obligations under construction contracts, development agreements and other arrangements. At November 30, 2025, we had outstanding surety bonds of $5.6 billion including performance surety bonds related to site improvements at various projects (including certain projects of our joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities to which they relate are completed. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety market and the underwriting practices of surety bond issuers. Our ability to obtain surety bonds also can be impacted by the unwillingness of insurance companies to issue performance bonds for construction and development activities. If we were unable to obtain surety bonds when required, our operations could be adversely affected.
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
We are also subject to laws and regulations related to workers' health and safety, and there are efforts to subject homebuilders like us to other labor-related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control.
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
Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggravate the delays we encounter. Additionally, U.S. federal government shutdowns have in the past, and may in the future, delay the time it takes to obtain required approvals. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our businesses that can be significant.
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
Stuart Miller, our Executive Chairman and Chief Executive Officer, through family and personal holdings of Class B, and to a lesser extent Class A, common stock, has the power to cast approximately 42% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. This gives Mr. Miller substantial influence regarding the election of our directors and the approval of most other matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business. Also, because of his voting power, Mr. Miller may be able to cause our stockholders to approve actions that are contrary to many of our other stockholders' desires.
Our Class B common stock is less liquid than, and has traded at a price substantially lower than that of, our Class A common stock.
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

Other Risks
We have substantial investments in real estate-related funds and businesses in which we are a minority investor.
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
We rely extensively on information technology ("IT") systems, including Internet sites, data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. These IT systems, like those used by most companies, may be vulnerable to a variety of disruptions, including, but not limited to, those caused by natural disasters, telecommunications failures, hackers, and other security issues. Moreover, these IT systems, like those of most companies, are subject to the possibility of computer viruses or other malicious codes, and to security breaches, cyber incidents, ransomware attacks or phishing-attacks. Cyber intrusion efforts are becoming increasingly frequent and sophisticated, including as a result of the use of artificial intelligence (“AI”), and it is possible that any controls we or third parties have installed could at some time be breached in a material respect. In addition, we are in the early stages of integrating AI into our business to support our business operations and customer-facing systems. Our development and adoption of AI and other new technologies may present new technological threats, vulnerabilities and uncertainties, which may expose us to legal, reputational and financial harm. While, to date, we have not had a cybersecurity disruption, failure, breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber-incident, that could result in remediation or service restoration costs, increased cyber protection costs, lost revenues or loss of customers, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, our stock price and our long-term stockholder value. We may be required to incur significant costs to protect against damages caused by information technology failures or security breaches (including through the provision of insurance).
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we and the third parties we work with collect and retain personally identifiable information (e.g., information regarding our customers, suppliers and employees), and our customers, suppliers and employees have an expectation that we will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of the personally identifiable information we or third parties maintain, or of our data, by cyber-criminals or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation. We may be required to incur significant costs to protect against damages caused by the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase, including through the provision of insurance
International activities subject us to risks inherent in international operations.
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
We have made investments in companies that are engaged in applying technology to improve the homebuilding industry and real estate related aspects of the financial services industry. Our investments in publicly traded shares of common stock are carried on our books at their fair values, which will change depending on the value of the Company’s shareholdings on the last day of each quarter. As a result, our net earnings could be significantly affected by mark-to-market gains or losses on our investments.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Information about our Executive Officers
The following individuals are our executive officers as of January 28, 2026:

Name	Position	Age
Stuart Miller	Executive Chairman and Chief Executive Officer	68
Diane J. Bessette	Vice President and Chief Financial Officer	65
Katherine Lee Martin	Chief Legal Officer and Secretary	49
David Collins	Vice President and Controller	56
Mr. Miller has served as our Executive Chairman since April 2018 and as our Executive Chairman and Co-Chief Executive Officer since September 2023 until Jonathan Jaffe's retirement in December 2025. Mr. Miller served as our Chief Executive Officer from 1997 to April 2018 and as our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us. Mr. Miller also serves as non-employee Executive Chairman of the Board of Directors of Five Point Holdings, LLC and served as a member of the Board of Directors of Doma Holdings, Inc. from 2019 to 2024.

Ms. Bessette has served as our Chief Financial Officer since April 2018 and as a Vice President since 2000. Ms. Bessette initially joined us in 1995 and served as our Controller from 1997 to 2008 and as our Treasurer from February 2008 to April 2024. Ms. Bessette is a member of the Board of the Miami Branch of the Federal Reserve Bank of Atlanta.
Ms. Martin has served as our Chief Legal Officer and Secretary since September 2025. Prior to joining Lennar, Ms. Martin served as Executive Vice President, General Counsel, and Corporate Secretary of Hertz Global Holdings, Inc. Prior to that, Ms. Martin held various leadership positions at X Corp. (formerly, Twitter, Inc.). Prior to that, Ms. Martin spent more than a decade as an Assistant U.S. Attorney at the U.S. Department of Justice.
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
Governance
Management
In May 2025, following the retirement of our former Chief Technology Officer, we appointed an interim Chief Technology Officer (“CTO”). Our CTO has over 10 years of experience in managing teams of information technology specialists and assessing cybersecurity threats.
Our CTO is responsible for assessing and managing our material risks from cybersecurity threats. We have also established a cross-functional Cyber Steering Committee, which includes our CTO, Chief Information Security Officer (“CISO”), General Counsel, certain business leaders on a rotating basis and representatives of human resources and communications. The CISO, supported by inputs from the CTO team leads, delivers quarterly updates to the Committee on key risks and overall security program posture, as well as monthly strategic updates to the CTO on high visibility and key action items. Our CTO regularly reports to our Board and the Audit Committee.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A and Class B common stock are listed on the New York Stock Exchange ("NYSE") under the symbols "LEN" and "LEN.B," respectively. As of December 31, 2025, the last reported sale price of our Class A and Class B common stock on the NYSE was $102.80 and $95.12, respectively. As of December 31, 2025, there were approximately 2,235 and 760 holders of record of our Class A and Class B common stock, respectively.
On January 21, 2026, our Board declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on February 19, 2026 to holders of record at the close of business on February 4, 2026.

The following table provides information about our repurchases of common stock during the three months ended November 30, 2025:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Program (2) (In thousands)
September 1 to September 30, 2025	397	$137.29	—	1,691,075
October 1 to October 31, 2025	3,619	$128.62	—	1,691,075
November 1 to November 30, 2025	63	$115.16	—	1,691,075
(1)Includes shares of Class A and Class B common stock withheld by us to cover withholding taxes due with market value approximating the amount of withholding taxes due. Shares repurchased do not include 8,049,594 shares of Lennar Class A common stock accepted through a non-cash exchange for shares of Millrose Class A common stock, which was completed in November 2025.
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
Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2020 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2020=$100)
$400
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025
Lennar Corporation
Dow Jones U.S. Home Construction Index
Dow Jones U.S. Total Return Index

	2020	2021	2022	2023	2024	2025
Lennar Corporation	$100	140	119	176	243	201
Dow Jones U.S. Home Construction Index	$100	133	113	177	255	232
Dow Jones U.S. Total Return Index	$100	127	113	128	172	196
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

Outlook
Lennar’s fourth quarter and year-end 2025 results reflect what is and continues to be a difficult housing market. However, while our margin has been under pressure as we focus on bringing affordable housing to an affordability-constrained consumer base, the underlying demand is still strong, while supply is short. During the past three years of difficult market conditions, we have maintained volume, grown our market share and re-engineered our operating platform for a better and more efficient future when the market normalizes.
We began the quarter with the expectation that declining interest rates were the start of a market recovery. While mortgage rates drifted marginally lower in the fourth quarter, the customer response remained tepid, suggesting a combination of poor affordability and diminished consumer confidence continued to limit demand. The threat of a government shutdown and ultimate actual shutdown in October and November further eroded already weak consumer confidence. While traffic was consistent, customers were both hesitant and limited by what they could afford to purchase. Clearly, inflation-driven affordability concerns rose to the center of the national conversation, shaping headlines and policy debates across the country. Cost inflation has clearly had a significant impact on the lifestyle of the average American family. At the same time, concerns about job security have become increasingly prominent as advancements in modern technology and artificial intelligence raise important questions about the future of employment for the American workforce.
On a positive note, the federal government has intensified its focus on the national housing crisis, with a strong likelihood of taking decisive action to enhance affordability. Although the specifics of potential programs remain to be seen, it is clear that significant attention is being devoted to developing impactful initiatives, while avoiding unintended negative consequences. This is the first time in decades that the federal government is actively recognizing the vital role that housing plays, not only in the broader national economy, but also in the well-being of American families.
We know that margins will remain under pressure in the first quarter of 2026 and sales and closings will be seasonally light. However, we have a lower cost structure, efficient product offerings and a strong market position that we expect to accommodate pent-up demand as rates moderate and confidence ultimately returns. Our strategy has positioned us for strong cash flow, higher returns on equity and capital, and stronger bottom line growth in the future. Meanwhile, we will remain focused on volume and even-flow production.
Margins are usually lowest during the first quarter of a fiscal year, and we expect our margins in the first quarter of 2026 will be between 15% and 16%, depending on market conditions. We expect that in the first quarter of fiscal 2026, we will sell between 18,000 and 19,000 homes and deliver between 17,000 and 18,000 homes at an average sales price of between $365,000 and $375,000. We expect to deliver approximately 85,000 homes in the full 2026 fiscal year.
As we have driven growth, production and volume, we have created efficiencies and technology that will make us a better company in the future. We have materially reduced our inventory, our construction costs, and our cycle times, and we have increased, and will continue to increase, our inventory turn. We are determined to build more with less capital deployed so that as margins begin to grow, returns on capital and equity will grow faster.
We are also very enthusiastic about our technology initiatives. They have made us, and are continuing to make us, faster and better in the way that we engage with our customers. We are trying to be the best manufacturing model that we can be. The programs that we have in place are helping us absorb the price reductions we are required to give to maintain desired volume levels. They offer us the likelihood of substantially increasing profit levels when market conditions return to normal.
Results of Operations
Overview
Our net earnings attributable to Lennar were $2.1 billion, or $7.98 per diluted and basic share for the year ended November 30, 2025 and $3.9 billion, or $14.31 per diluted and basic share for the year ended November 30, 2024. Excluding mark-to-market gains on technology investments of $130.2 million and one-time loss of $156.1 million on the Millrose Properties, Inc. exchange offer ("Millrose Exchange Offer"), net earnings attributable to Lennar for the year ended November 30, 2025 were $2.1 billion, or $8.06 per diluted share. Excluding mark-to-market gains of $25.2 million on technology investments, one-time items of $90.0 million in our Multifamily segment and a $46.5 million one-time gain on the sale of a technology investment, net earnings attributable to Lennar for the year ended November 30, 2024 were $3.8 billion, or $13.86 per diluted share.

Financial information relating to our operations was as follows:

	For the Year Ended November 30, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$32,097,245	—	—	—	—	32,097,245
Sales of land	130,232	—	—	—	—	130,232
Other revenues	39,203	1,198,197	680,627	41,430	—	1,959,457
Total revenues	32,266,680	1,198,197	680,627	41,430	—	34,186,934
Costs and expenses:
Costs of homes sold	26,423,605	—	—	—	—	26,423,605
Costs of land sold	182,680	—	—	—	—	182,680
Selling, general and administrative	2,678,337	—	—	—	—	2,678,337
Other costs and expenses	—	585,731	750,011	179,445	—	1,515,187
Total costs and expenses	29,284,622	585,731	750,011	179,445	—	30,799,809
Equity in earnings (losses) from unconsolidated entities	83,652	—	(18,754)	13,327	—	78,225
Other income (expense), net and other gains (losses), net (1)	(50,458)	—	12,683	(24,577)	—	(62,352)
Lennar Other gains from technology investments	—	—	—	130,166	—	130,166
Operating earnings (loss)	3,015,252	612,466	(75,455)	(19,099)	—	3,533,164
Corporate general and administrative expenses	—	—	—	—	636,718	636,718
Charitable foundation contribution	—	—	—	—	82,583	82,583
Earnings (loss) before income taxes	$3,015,252	612,466	(75,455)	(19,099)	(719,301)	2,813,863
(1) Homebuilding other income (expense), net and other gains (losses), net included a one-time loss of $156.1 million on the Millrose Exchange Offer for the year ended November 30, 2025.

	For the Year Ended November 30, 2024
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$33,778,149	—	—	—	—	33,778,149
Sales of land	93,384	—	—	—	—	93,384
Other revenues	34,893	1,109,263	411,537	14,226	—	1,569,919
Total revenues	33,906,426	1,109,263	411,537	14,226	—	35,441,452
Costs and expenses:
Costs of homes sold	26,255,353	—	—	—	—	26,255,353
Costs of land sold	73,802	—	—	—	—	73,802
Selling, general and administrative	2,480,309	—	—	—	—	2,480,309
Other costs and expenses	—	532,079	521,455	79,495	—	1,133,029
Total costs and expenses	28,809,464	532,079	521,455	79,495	—	29,942,493
Equity in earnings (losses) from unconsolidated entities	66,448	—	150,753	(53,102)	—	164,099
Other income, net and other gains, net	178,842	—	1,800	45,224	—	225,866
Lennar Other gains from technology investments	—	—	—	25,180	—	25,180
Operating earnings (loss)	5,342,252	577,184	42,635	(47,967)	—	5,914,104
Corporate general and administrative expenses	—	—	—	—	648,986	648,986
Charitable foundation contribution	—	—	—	—	80,210	80,210
Earnings (loss) before income taxes	$5,342,252	577,184	42,635	(47,967)	(729,196)	5,184,908

As previously announced, Lennar Corporation completed our acquisition of Rausch Coleman Homes ("Rausch") in February 2025. Prior year information includes only stand-alone data for Lennar Corporation for the year ended November 30, 2024.
2025 versus 2024
Revenues from home sales decreased 5% in the year ended November 30, 2025 to $32.1 billion from $33.8 billion in the year ended November 30, 2024. Revenues were lower primarily due to a 8% decrease in the average sales price of homes delivered, partially offset by a 3% increase in the number of home deliveries. New home deliveries increased to 82,583 homes in the year ended November 30, 2025 from 80,210 homes in the year ended November 30, 2024. The average sales price of homes delivered was $391,000 in the year ended November 30, 2025, compared to $423,000 in the year ended November 30, 2024. The decrease in average sales price of homes delivered in the year ended November 30, 2025 compared to the same period last year was primarily due to continued weakness in the market and an increased use of sales incentives offered to homebuyers.
Gross margins on home sales were $5.7 billion, or 17.7%, in the year ended November 30, 2025, compared to $7.5 billion, or 22.3%, in the year ended November 30, 2024. During the year ended November 30, 2025, gross margins decreased primarily due to a lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $2.7 billion in the year ended November 30, 2025, compared to $2.5 billion in the year ended November 30, 2024. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 8.3% in the year ended November 30, 2025, from 7.3% in the year ended November 30, 2024, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
During the years ended November 30, 2025 and 2024, our homebuilding operating earnings included $54.2 million and $164.8 million of interest income, respectively. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for our Financial Services segment were $609.9 million in the year ended November 30, 2025, compared to operating earnings of $574.2 million in the year ended November 30, 2024. The increase in operating earnings was primarily due to higher profit per locked loan in the mortgage business.
Operating loss for the Multifamily segment was $75.0 million in the year ended November 30, 2025, compared to operating earnings of $43.0 million in the year ended November 30, 2024. The operating earnings for the year ended November 30, 2024, included a $179.0 million one-time net gain from the sale of assets in our LMV Fund I, partially offset by a one-time $90.0 million write-down of noncore assets as we focus on monetizing these assets.
Operating loss for the Lennar Other segment was $19.1 million in the year ended November 30, 2025, compared to an operating loss of $46.9 million in the year ended November 30, 2024. The Lennar Other operating loss for the year ended November 30, 2025 was primarily related to operating losses from certain strategic investments, partially offset by mark-to-market gains of $130.2 million on our technology investments. The Lennar Other operating loss for the year ended November 30, 2024 was primarily related to operating losses from certain strategic investments, partially offset by $25.2 million of mark-to-market gains on our technology companies and a $46.5 million one-time gain on the sale of a technology investment.
In November, we completed the Millrose Exchange Offer in a non-cash transaction, accepting 8,049,594 shares of Lennar Class A common stock in exchange for 33,298,754 shares of Millrose Class A common stock, which represented approximately 20% of Millrose's outstanding shares. The exchange resulted in a $1.1 billion reduction in investments in unconsolidated entities and stockholders' equity as of November 30, 2025 and a one-time loss of $156.1 million in Homebuilding other income (expense), net, in our consolidated statements of operations and comprehensive income.
For the years ended November 30, 2025 and 2024, we had a tax provision of $705.6 million and $1.2 billion, which resulted in an overall effective income tax rate of 25.3% and 23.6%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate for the year ended November 30, 2025 compared to the prior period was primarily due to the loss related to the Millrose Exchange Offer not being recognized for tax purposes. On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted, introducing various changes to U.S. federal tax law. The Act did not have a material impact on our consolidated financial statements for the fiscal year ended November 30, 2025, and we are still evaluating the potential impact of the Act on future periods.

Homebuilding Segments
At November 30, 2025, our Homebuilding operating segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, New Jersey and Pennsylvania
Central: Alabama, Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee
and Virginia
South Central: Arkansas, Kansas, Missouri, Oklahoma and Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint").
The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	For the Year Ended November 30, 2025
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land (2)	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$6,896,901	5,532,524	19.8%	$712,973	(3,309)	12,840	33,974	(52,647)	703,831
Central	7,747,913	6,375,231	17.7%	668,738	(12,047)	5,289	176	5,899	668,055
South Central	5,579,035	4,611,244	17.3%	505,901	(9,361)	2,854	(17)	(6,263)	493,114
West	11,857,853	9,884,102	16.6%	1,142,752	(27,731)	6,938	2,004	(7,706)	1,116,257
Other (3)	15,543	20,504	(31.9)%	(35,061)	—	11,282	47,515	10,259	33,995
Total	$32,097,245	26,423,605	17.7%	$2,995,303	(52,448)	39,203	83,652	(50,458)	3,015,252

	For the Year Ended November 30, 2024
	Gross Margins			Operating Earnings (Loss)
(Dollars in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss)%	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land (2)	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income, net	Operating Earnings
East	$8,199,004	6,031,924	26.4%	$1,476,950	10,824	11,264	31,039	69,843	1,599,920
Central	7,855,609	6,173,676	21.4%	1,043,486	3,012	3,636	1,727	31,007	1,082,868
South Central	4,763,692	3,661,661	23.1%	731,064	10,626	2,355	(17)	9,663	753,691
West	12,938,104	10,358,652	19.9%	1,817,049	(4,880)	5,958	5,362	34,381	1,857,870
Other (3)	21,740	29,440	(35.4)%	(26,062)	—	11,680	28,337	33,948	47,903
Total	$33,778,149	26,255,353	22.3%	$5,042,487	19,582	34,893	66,448	178,842	5,342,252
(1)Net margins (losses) on sales of homes include selling, general and administrative expenses.
(2)For the years ended November 30, 2025 and 2024, gross margins (losses) on sales of land included $23.1 million and $5.1 million of deposit write-offs as we walked away from 15,500 and 6,300 controlled homesites, respectively.
(3)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	For the Years Ended November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2025	2024	2025	2024	2025	2024
East	18,938	20,553	$7,107,647	8,385,431	$375,000	408,000
Central	20,492	19,856	7,747,913	7,855,609	378,000	396,000
South Central	23,416	18,844	5,579,035	4,763,692	238,000	253,000
West	19,713	20,914	11,857,853	12,938,104	602,000	619,000
Other	24	43	15,543	21,739	648,000	506,000
Total	82,583	80,210	$32,307,991	33,964,575	$391,000	423,000
Of the total homes delivered listed above, 442 homes with a dollar value of $210.7 million and an average sales price of $477,000 represent homes from unconsolidated entities for the year ended November 30, 2025, compared to 383 homes with a dollar value of $186.4 million and an average sales price of $487,000 for the year ended November 30, 2024.
Sales Incentives (1):

	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenues
	For the Years Ended November 30,
	2025	2024	2025	2024
East	$75,200	53,000	16.8%	11.5%
Central	51,200	42,000	11.9%	9.6%
South Central	58,600	52,900	19.7%	17.3%
West	67,600	47,600	10.1%	7.1%
Other	93,400	71,300	12.6%	12.4%
Total	$62,700	48,800	13.8%	10.3%
(1) Sales incentives relate to homes delivered during the years ended November 30, 2025 and 2024, excluding homes delivered by unconsolidated entities.
New Orders (2):

	At November 30,		For the Years Ended November 30,
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
	2025	2024	2025	2024	2025	2024	2025	2024
East	380	321	20,385	17,379	$7,383,948	7,165,489	$362,000	412,000
Central	469	430	20,601	19,844	7,637,454	7,813,702	371,000	394,000
South Central	417	285	23,675	19,019	5,531,658	4,804,674	234,000	253,000
West	441	409	19,294	20,668	11,382,566	12,874,054	590,000	623,000
Other	1	2	23	41	15,195	20,562	661,000	502,000
Total	1,708	1,447	83,978	76,951	$31,950,821	32,678,481	$380,000	425,000
Of the total new orders listed above, 442 homes with a dollar value of $233.0 million and an average sales price of $527,000 represent homes from unconsolidated entities for the year ended November 30, 2025, compared to 315 homes with a dollar value of $175.7 million and an average sales price of $558,000 for the year ended November 30, 2024.
(2)New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the years ended November 30, 2025 and 2024.

We experienced cancellation rates in our Homebuilding segments and Homebuilding other as follows:

	For the Years Ended November 30,
	2025	2024
East	14%	17%
Central	12%	11%
South Central	16%	17%
West	13%	12%
Other	18%	18%
Total	14%	14%
Backlog (3):

	At November 30,
	Homes		Dollar Value (In thousands)		Average Sales Price
	2025	2024	2025	2024	2025	2024
East	4,783	3,336	$1,753,119	1,474,622	$367,000	442,000
Central	3,511	3,221	1,288,455	1,355,845	367,000	421,000
South Central	3,045	2,070	655,388	525,299	215,000	254,000
West	2,597	3,005	1,547,444	2,016,669	596,000	671,000
Other	—	1	—	349	—	349,000
Total	13,936	11,633	$5,244,406	5,372,784	$376,000	462,000
Of the total homes in backlog listed above, 79 homes with a backlog dollar value of $86.0 million and an average sales price of $1,089,000 represent the backlog from unconsolidated entities at November 30, 2025, compared to 79 homes with a backlog dollar value of $63.8 million and an average sales price of $807,000 at November 30, 2024.

(3) During the year ended November 30, 2025, backlog includes 908 acquired homes of which 181,716 and 11 homes were in the Central,
South Central and West homebuilding segments, respectively.
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
Homebuilding East: Revenues from home sales decreased in 2025 compared to 2024, primarily due to decreases in the number of homes delivered and the average sales price of homes delivered in all the states of the segment except in New Jersey. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of homes delivered per active community due to the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. For the year ended November 30, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding Central: Revenues from home sales decreased in 2025 compared to 2024, primarily due to a decrease in the average sales price of homes delivered in Alabama, Illinois, Maryland, North Carolina and Virginia, partially offset by an increase in the number of homes delivered in Alabama, Illinois, South Carolina and Virginia. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities. For the year ended November 30, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding South Central: Revenues from home sales increased in 2025 compared to 2024, primarily due to the Rausch acquisition which resulted in an increase in the number of homes delivered in all states in the segment, partially offset by a decrease in the average sales price of homes delivered in Texas. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities including communities acquired from Rausch. The decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. For the year ended November 30, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding West: Revenues from home sales decreased in 2025 compared to 2024, primarily due to decreases in the number of homes delivered in all states in the segment except in Idaho and Utah and the average sales price of homes delivered in all the states in the segment except in Idaho. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community due to the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. For the year ended November 30, 2025, gross margin percentage of homes delivered decreased due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	For the Years Ended November 30,
(Dollars in thousands)	2025	2024
Dollar value of mortgages originated	$19,987,000	19,845,000
Number of mortgages originated	55,900	54,600
Mortgage capture rate of Lennar homebuyers	84%	84%
Number of title and closing service transactions	86,300	82,400
At November 30, 2025 and 2024, the carrying value of Financial Services' commercial mortgage-backed securities ("CMBS") was $132.9 million and $135.6 million, respectively. Details of these securities and related debt are within Note 3 of the Notes to Consolidated Financial Statements.

LMF Commercial
LMF Commercial originates and sells into securitizations first mortgage loans, which are secured by income producing commercial properties. LMF Commercial originated commercial loans as follows:

	For the Years Ended November 30,
(Dollars in thousands)	2025	2024
Originations	$707,262	568,520
Sold	$730,564	522,647
Securitizations	12	13
Multifamily Segment
We have been actively involved, primarily through unconsolidated entities, in the development and construction of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
Originally, our Multifamily segment focused on building multifamily properties and selling them shortly after they were completed. However, more recently we have focused on creating and participating in funds that build multifamily properties with the intention of retaining them after they are completed.
The following table provides information related to our investment in the Multifamily segment:

	At November 30,
(Dollars in thousands)	2025	2024
Multifamily investments in unconsolidated entities	$506,573	503,303
Lennar's net investment in Multifamily	$781,902	1,116,295
Number of operating properties/investments sold through joint ventures/wholly-owned	11	34
Lennar's share of gains on the sale of operating properties/investments	$8,130	219,148
The Multifamily segment manages and has investments in Multifamily Venture Fund I (the "LMV I") and Multifamily Venture Fund II LP (the "LMV II"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily rental properties. Details of LMV I and LMV II and the Institutional JV are included below:

	At November 30, 2025
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$107,475	198,127
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,229,585
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	371,492
Lennar's remaining commitments (1)	3,635	9,508
Distributions to Lennar during the year ended November 30, 2025	19,690	770
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. During the year ended November 30, 2025, two additional LMV I rental operation projects were sold to third-party buyers.
In December 2025, we sold a majority interest in Quarterra Group, Inc ("Quarterra"), a subsidiary of our Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a minority interest. TPG’s acquisition of Quarterra and its $1.0 billion strategic commitment, combined with Lennar’s insights, will accelerate Quarterra’s development pipeline and strengthen its platform for delivering thoughtfully designed rental communities in high-growth markets. The sale of Quarterra to TPG did not have a material impact on our consolidated financial statements.
Our Multifamily segment had equity investments in unconsolidated entities. The breakout of the Multifamily segment's equity investments in unconsolidated entities and the development activities by stage were as follows:

(Dollars in thousands)	At November 30, 2025
Under construction/owned	10
Partially completed and leasing	4
Completed and operating	37
Total unconsolidated joint ventures	51
Total development costs	$7,185,662
As of November 30, 2025, our Multifamily segment also had a pipeline of potential future projects, which were under contract or had letters of intent, totaling approximately $2.8 billion in anticipated development costs across a number of states that will be developed primarily by unconsolidated entities.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform as well as strategic investments in various types of technology and other companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. As of November 30, 2025 and 2024, our balance sheet had $897.6 million and $894.9 million, respectively, of assets in the Lennar Other segment, which included investments in unconsolidated entities of $368.0 million and $379.4 million, respectively.
We have investments in several publicly traded technology companies, which are held at market and the carrying value of which will therefore change depending on the value of our shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. During the year ended November 30, 2025 and 2024, we recorded mark-to-market gains of $130.2 million and $25.2 million on our publicly traded technology investments and other assets, respectively.
At November 30, 2025 and 2024, Lennar Other owned CMBS with carrying values of $39.1 million and $40.6 million, respectively. These securities were purchased at discount rates ranging from 33% to 55% with coupon rates ranging from 3.0% to 3.4%, stated and assumed final distribution dates between September 2025 and March 2026, and stated maturity dates between September 2058 and March 2059. We review changes in estimated cash flows periodically to determine if an other-than-temporary impairment has occurred on our CMBS. Based on management’s assessment, no impairment charges were recorded during the years ended November 30, 2025 and 2024. We classify these securities as held-for-sale at November 30, 2025 and 2024.

Financial Condition and Capital Resources
At November 30, 2025, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $3.8 billion, compared to $5.0 billion at November 30, 2024.
We finance all of our activities including homebuilding, financial services, multifamily, other and general operating needs primarily with cash generated from our operations, debt issuances and investor funds as well as cash borrowed under our warehouse lines of credit, Credit Facility and Delayed Draw Term Loan Facility (both defined below). At November 30, 2025, we had $3.4 billion of Homebuilding cash and cash equivalents and ended the year of 2025 with total liquidity of $6.6 billion.
Operating Cash Flow Activities
During 2025 and 2024, cash provided by operating activities totaled $217 million and $2.4 billion, respectively. During 2025, cash provided by operating activities was positively impacted by our net earnings and a decrease in loans held-for-sale of $124 million primarily related to the sale of loans originated by our Financial Services segment. This was offset by (1) an increase in inventories due to our growth strategy, strategic land purchases and construction costs of $151 million; (2) an increase in deposits and pre-acquisition costs on real estate of $1.5 billion as we increased the percentage of controlled homesites primarily as a result of option contracts with Millrose; (3) an increase in other assets of $186 million; and (4) a decrease in accounts payable and other liabilities of $691 million.
During 2024, cash provided by operating activities was positively impacted by our net earnings and an increase in accounts payable and other liabilities of $380 million. This was offset by (1) an increase in inventories due to our growth strategy, strategy land purchases, land development and construction costs of $285 million; (2) an increase in deposits and pre-acquisition costs on real estate of $1.6 billion as we increased the percentage of controlled homesites; and (3) an increase in loans held-for-sale of $218 million primarily related to the sale of loans by our Financial Services segment.
Investing Cash Flow Activities
During 2025 and 2024, cash provided by (used in) investing activities totaled $222 million and ($303) million, respectively. During 2025, our cash provided by investing activities was primarily due to $259 million received from the sale of investments in two joint ventures, $100 million proceeds from the sale of investments, $115 million proceeds from the sale of notes receivable, and distributions of capital from unconsolidated entities of $282 million, which primarily included (1) $130 million from Multifamily unconsolidated entities, (2) $130 million from Homebuilding unconsolidated entities, and (3) $22 million from our Lennar Other unconsolidated entities. This was partially offset by the $254 million acquisition of Rausch, net of cash acquired and $189 million net additions of operating properties and equipment. In addition, we had cash contributions of $254 million to unconsolidated entities, which primarily included (1) $208 million to Homebuilding unconsolidated entities, (2) $13 million to Lennar Other unconsolidated entities, and (3) $32 million to Multifamily unconsolidated entities.
During 2024, our cash used in investing activities was primarily due to cash contributions of $426 million to unconsolidated entities, which primarily included (1) $222 million to Homebuilding unconsolidated entities, (2) $182 million to Lennar Other unconsolidated entities, and (3) $21 million to Multifamily unconsolidated entities. This was partially offset by distributions of capital from unconsolidated entities of $231 million, which primarily included (1) $117 million from Multifamily unconsolidated entities (2) $61 million from Homebuilding unconsolidated entities, and (3) $54 million from our Lennar Other unconsolidated entities.
Financing Cash Flow Activities
During 2025 and 2024, our cash used in financing activities totaled $1.6 billion and $3.7 billion, respectively. During 2025, our cash used in financing activities was primarily due to the (1) $1.8 billion of repurchases of our common stock, which included $1.7 billion of repurchases under our share repurchase program and $66 million of repurchases related to our equity compensation plan; (2) $521 million of dividend payments; (3) $141 million of net repayments under our Financial Services' warehouse facilities; (4) $416 million net cash in connection with the Millrose spin-off; (5) redemption of $500 million aggregate principal amount of our 4.75% senior notes due May 2025; and (6) $564 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks. The cash used in financing activities was partially offset by the receipt of proceeds of the sale of $700 million aggregate principal amount of our 5.20% senior notes due 2030 and $1.7 billion of net borrowings under our Delayed Draw Term Loan Facility (defined below).
During 2024, our cash used in financing activities was primarily due to the (1) $2.3 billion of repurchases of our common stock, which included $2.2 billion of repurchases under our repurchase program and $87 million of repurchases related to our equity compensation plan; (2) $549 million of dividend payments; (3) $233 million of net repayments under our Financial Services' warehouse facilities; (4) redemptions of $454 million aggregate principal amount of our 4.50% senior notes due April 2024; (5) $100 million of partial repurchase of our 4.75% senior notes due 2027; and (6) $14 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital were calculated as follows:

	At November 30,
(Dollars in thousands)	2025	2024
Homebuilding debt	$4,084,686	2,258,283
Stockholders’ equity	21,959,417	27,870,135
Total capital	$26,044,103	30,128,418
Homebuilding debt to total capital	15.7%	7.5%
Homebuilding debt	$4,084,686	2,258,283
Less: Homebuilding cash and cash equivalents	3,441,324	4,662,643
Net Homebuilding debt	$643,362	(2,404,360)
Net Homebuilding debt to total capital (1)	2.8%	(9.4)%
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
At November 30, 2025, Homebuilding debt to total capital was higher compared to November 30, 2024, primarily as a result of a decrease in stockholders' equity due to the spin-off of Millrose, share repurchases, an increase in Homebuilding debt due to issuance of senior notes and outstanding borrowings under our Delayed Draw Term Loan Facility (defined below), partially offset by net earnings.
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
In February 2025, we completed the taxable spin-off of Millrose through a distribution of approximately 80% of Millrose's total outstanding stock to our stockholders (the “Millrose Spin-Off”). We temporarily retained the remaining approximately 20% of the total outstanding shares of Millrose common stock, exclusively in the form of Millrose Class A common stock. In connection with the Spin-Off, certain Lennar employees received shares of Millrose Class A common stock or Millrose Class B common stock (at their election) on their unvested Lennar restricted stock awards. From time to time, following the Millrose Spin-Off, Lennar has received and may continue to receive additional shares of Millrose Class A common stock and Millrose Class B common stock that are forfeited back to Lennar from employees in connection with their forfeiture of the underlying unvested Lennar restricted stock awards (the “Forfeitures”). We do not exercise our voting rights with respect to any Millrose common stock we hold. As described further below, on November 26, 2025, we subsequently disposed of approximately 20% of Millrose’s total outstanding stock, all in the form of Class A common stock, through a non-cash exchange offer for Lennar Class A common stock. Lennar retains an immaterial amount of Millrose Class A common stock and Millrose Class B common stock from the Forfeitures and may dispose of such shares, along with any additional Millrose common stock shares received from future Forfeitures, through one or more future dispositions.
In connection with the Millrose Spin-off, we contributed to Millrose $5.6 billion in land assets, representing approximately 87,000 homesites, and cash of $1.0 billion, which included $584.0 million of cash deposits related to option contracts. The Millrose Spin-Off accelerated Lennar's longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
In connection with the Millrose Exchange Offer, we accepted 8,049,594 shares of Lennar Class A common stock in exchange for 33,298,754 shares of Millrose Class A common stock. The Millrose Exchange Offer reduced investments in unconsolidated entities and stockholders' equity by $1.1 billion as of November 30, 2025 and resulted in a one-time loss of $156.1 million recorded in Other income (expense), net and other gains (losses), net, in our consolidated statements of operations and comprehensive income (loss).

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
Our Homebuilding senior notes and other debts payable are summarized within Note 5 of the Notes to Consolidated Financial Statements.
In May 2025, we entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. In July 2025, the total commitment under the Delayed Draw Term Loan Facility was increased by $100 million, thereby increasing the borrowing available capacity to $1.7 billion. The credit agreement governing our new unsecured Delayed Draw Term Loan Facility permits us to draw up to six times in the first 180 days after the effective date of the credit agreement. Once drawn, we may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at our discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates are equal to the adjusted term SOFR determined for the interest period plus the applicable margin. As of November 30, 2025, we had outstanding borrowings of approximately $1.7 billion under the credit agreement governing our new unsecured Delayed Draw Term Loan Facility.
In November 30, 2025, we amended and restated the credit agreement governing our unsecured revolving credit facility (the "Credit Facility"). In the first quarter of 2025, we received an additional $150 million in commitments. In the third quarter of 2025, we secured an additional $100 million in commitments. The maximum available borrowings on the Credit Facility were as follows:

(In thousands)	At November 30, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $477.5 million in commitments may be used for letters of credit. As of both November 30, 2025 and 2024, we had no outstanding borrowings under the Credit Facility. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
We often post letters of credit instead of making cash deposits for option contracts and for similar purposes. We often are required to post surety bonds to guarantee completion of projects, particularly when municipal authorities are involved. Our outstanding letters of credit and surety bonds are described below:

	At November 30,
(In thousands)	2025	2024
Performance letters of credit	$1,963,643	1,668,061
Financial letters of credit	926,304	745,578
Surety bonds	5,614,807	5,140,432
Anticipated future costs primarily for site improvements related to performance surety bonds	3,056,582	2,766,088
Our Homebuilding average debt outstanding and the average rates of interest were as follows:

	At November 30,
(Dollars in thousands)	2025	2024
Homebuilding average debt outstanding	$3,235,992	2,449,576
Average interest rate	5.1%	4.8%
Interest incurred	$184,589	129,310
Under the Credit Facility agreement (the "Credit Facility Agreement") and Delayed Draw Term Loan Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements, which involve adjustments to GAAP financial measures. As of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of $10.0 billion. As of the end of each fiscal quarter, we are required to maintain a maximum leverage ratio that shall not exceed 60%. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio equal to or greater than 1.50:1.00 for the last twelve months then ended. We were in compliance with our debt covenants at November 30, 2025.
The following summarizes our required debt covenants and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements as of November 30, 2025:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2025
Minimum net worth test	$10,000,000	16,027,843
Maximum leverage ratio	60.0%	7.4%
Liquidity test (1)	1.00	56.00
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
At November 30, 2025, the Financial Services segment had warehouse facilities, all of which were 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
March 2026	$250,000	250,000	500,000
May 2026	250,000	450,000	700,000
July 2026	100,000	100,000	200,000
September 2026	500,000	500,000	1,000,000
November 2026	100,000	400,000	500,000
December 2026	—	375,000	375,000
Total residential facilities	$1,200,000	2,075,000	3,275,000
LMF commercial facilities maturing:
December 2025 (1)	200,000	—	200,000
January 2026	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$3,575,000
(1)Subsequent to November 30, 2025, the maturity date was extended to December 2027.
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
Borrowings and collateral under the facilities were as follows:

	At November 30,
(In thousands)	2025	2024
Borrowings under the residential facilities	$1,653,484	1,776,045
Collateral under the residential facilities	1,718,338	1,837,833
Borrowings under the LMF Commercial facilities	13,719	28,747
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Changes in Capital Structure
In January 2024, our Board authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5.0 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At November 30, 2025, we have a remaining authorization to repurchase $1.7 billion in value of our Class A or B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date.
The following table provides information about our repurchases of Class A and Class B common stock:

	For the Years Ended November 30,
	2025		2024
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased (1)	13,202,936	851,386	11,942,725	1,612,501
Total purchase price	$1,624,220	$101,779	$1,906,049	$243,860
Average price per share	$123.02	$119.55	$159.60	$151.23
(1) Shares repurchased do not include 8,049,594 shares of Lennar Class A common stock accepted through a non-cash exchange for shares of Millrose Class A common stock, which was completed in November 2025.
During the year ended November 30, 2025, treasury stock increased by 22.8 million shares primarily due to our repurchase of 14.1 million shares of Class A and Class B common stock through our stock repurchase program and a non-cash Millrose Exchange Offer, accepting 8.0 million shares of Lennar Class A common stock in exchange for 33.3 million shares of Millrose Class A common stock, which represented 20% of Millrose's outstanding shares. During the year ended November 30, 2024, treasury stock increased by 14.2 million shares primarily due to our repurchase of 13.6 million shares of Class A and Class B common stock through our stock repurchase program.
In February 2025, we distributed a stock dividend consisting of 120,980,401 shares of Millrose Class A common stock and 11,819,811 shares of Millrose Class B common stock (representing approximately 80% of the total outstanding shares of Millrose common stock) to the holders of Lennar Class A or Class B common stock as of the close of business on January 21, 2025, the record date of the Millrose Spin-Off.
During the years ended November 30, 2025 and 2024, our Class A and Class B common stockholders received an aggregate per share annual dividend of $2.00 and $2.00, respectively. On January 21, 2026, our Board declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on February 19, 2026 to holders of record at the close of business on February 4, 2026.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Supplemental Financial Information
Our outstanding senior notes are guaranteed by certain of our wholly-owned subsidiaries, which are primarily homebuilding subsidiaries. These guarantees are full and unconditional. The guarantors of our senior notes are currently those subsidiaries that also guarantee Lennar Corporation's letter of credit facilities, Credit Facility and Delayed Draw Term Loan Facility, which are disclosed in Note 5 of the Notes to Consolidated Financial Statements. Under the indentures governing our senior notes, guarantees may be suspended or released under certain circumstances.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at November 30, 2025 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

	At November 30,
(In thousands)	2025	2024
Due from non-guarantor subsidiaries	$14,709,366	18,396,060
Equity method investments	1,213,485	1,078,635
Total assets	40,496,300	50,251,091
Total liabilities	9,243,409	10,067,424

(In thousands)	For the Year Ended November 30, 2025
Total revenues	$30,196,629
Operating earnings	3,022,655
Earnings before income taxes	2,317,973
Net earnings attributable to Lennar	1,727,720
Off-Balance Sheet Arrangements
Homebuilding - Investments in Unconsolidated Entities
We regularly monitor the results of our Homebuilding unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Homebuilding joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with their debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with their debt covenants at November 30, 2025.
At November 30, 2025, we had equity investments in 50 active Homebuilding and land unconsolidated entities (of which 4 had recourse debt, 14 had non-recourse debt and 32 had no debt), compared to 51 active Homebuilding and land unconsolidated entities at November 30, 2024. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 4 of the Notes to Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities ("JVs") debt as per current debt arrangements as of November 30, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Homebuilding Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Debt without recourse to Lennar	$1,412,660	200,855	572,846	132,204	506,755	—
Land seller and other debt without recourse to Lennar	2,176	—	—	—	2,176	—
Maximum recourse debt exposure to Lennar	30,132	8,222	—	—	21,910	—
Debt issuance costs	(15,384)	—	—	—	—	(15,384)
Total	$1,429,584	209,077	572,846	132,204	530,841	(15,384)
Multifamily - Investments in Unconsolidated Entities
At November 30, 2025, Multifamily had equity investments in 25 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 7 had no debt), and 23 active unconsolidated entities at November 30, 2024. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment manages and has investments in LMV I, LMV II and Canada Pension Plan Investments (the "CPPIB Fund") and a new joint venture with an institutional investor (the "Institutional JV"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily assets. Details of each as of and during the year ended November 30, 2025 are included in Note 4 of the Notes to Consolidated Financial Statements.
We regularly monitor the results of our Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Multifamily joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at November 30, 2025.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of November 30, 2025. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Multifamily Unconsolidated JVs Debt by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Debt without recourse to Lennar	$2,548,374	1,146,285	908,090	208,652	285,347	—
Debt issuance costs	(24,914)	—	—	—	—	(24,914)
Total	$2,523,460	1,146,285	908,090	208,652	285,347	(24,914)
Lennar Other - Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (losses) in the consolidated statement of operations. Our investment in the Rialto funds totaled $133.0 million and $140.1 million as of November 30, 2025 and 2024, respectively.
As of November 30, 2025 and 2024, we had strategic technology investments in unconsolidated entities of $235.0 million and $239.3 million respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation.
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
As part of our focus on strategic relationships to further enhance our land-lighter strategy, at the end of fiscal year 2020 we entered into an arrangement with various land bank investor groups. Under the arrangement, in most instances when we want to acquire a property for use in our for-sale single-family home business, we will offer the investor group the opportunity to acquire the property and give us an option to purchase all or a portion of it back in the future, if it is mutually beneficial to both parties. To the extent the investor group does not elect to purchase properties we identify, we can utilize our other investor relationships to have other investor groups purchase the land or we can purchase it directly. The arrangement with the investor group, together with existing and other strategic partnerships we are discussing, are significant steps in our strategy to migrate to a higher percentage of our homesites which we control but do not own, which we expect will result in greater cash flow and higher returns on assets and equity.

The table below indicates the number of homesites to which we had access through option contracts with third parties or unconsolidated JVs (i.e., controlled homesites) and homesites owned at November 30, 2025 and 2024:

November 30, 2025	Controlled Homesites	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	110,515	876	111,391
Central	134,550	2,157	136,707
South Central	155,328	1,977	157,305
West	91,208	2,954	94,162
Other	4,649	1,561	6,210
Total homesites	496,250	9,525	505,775	0.1
% of total homesites	98%	2%

November 30, 2024	Controlled Homesites	Owned Homesites	Total Homesites	Years of Supply Owned (1)
East	95,522	16,010	111,532
Central	92,672	30,916	123,588
South Central	117,749	15,357	133,106
West	82,878	21,254	104,132
Other	4,828	1,891	6,719
Total homesites	393,649	85,428	479,077	1.1
% of total homesites	82%	18%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts and related consolidated inventory not owned and exposure are included in Note 1 and Note 9 of the Notes to Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2025:

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - senior notes and other debts payable (1)	$4,090,478	453,064	2,911,973	713,659	11,782
Land purchase contract obligations (2)	275,446	164,420	111,026	—	—
Financial Services - notes and other debts payable	1,790,309	1,667,203	—	—	123,106
Interest commitments under interest bearing debt (3)	526,763	207,373	256,272	63,118	—
Operating lease obligations	301,326	86,899	95,638	53,980	64,809
Total contractual obligations	$6,984,322	2,578,959	3,374,909	830,757	199,697
(1)The amounts presented in the table above exclude debt issuance costs and any discounts/premiums and purchase accounting adjustments.
(2)Amount represents purchase commitments due to land banks upon maturity of the contracts. Our intention is to have a land bank close on the land purchase commitments and we will option land from the land bank.
(3)Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2025.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally reduce our financial risk and costs of capital associated with land holdings. At November 30, 2025, we had access to 496,250 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2025, we had $6.3 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and had posted $443.3 million of letters of credit in lieu of cash deposits under certain land and option contracts.
At November 30, 2025, we had letters of credit outstanding in the amount of $2.9 billion (which included the $443.3 million of letters of credit discussed above). Details on our letters of credit outstanding and outstanding surety bonds are included in Note 5 of the Notes to Consolidated Financial Statements.
Our Financial Services segment had a pipeline of loan applications in process of $3.3 billion at November 30, 2025. Loans in process for which interest rates were committed to the borrowers totaled approximately $1.6 billion as of November 30, 2025. A significant portion of these commitments had a remaining period of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Financial Services segment uses mandatory mortgage-backed securities ("MBS") forward commitments, option contracts, futures contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts, futures contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and the option contracts. At November 30, 2025, we had open commitments amounting to $3.0 billion to sell forward contracts, which include MBS and interest rate swaps, with varying settlement dates through February 2026 and open future contracts in the amount of $1.4 million with the varying settlement dates through May 2026.
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
New Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements for a comprehensive list of new accounting pronouncements.
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this document. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements. Listed below are those policies and estimates that we believe are critical and require the use of significant judgment in their application.
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
Multifamily Revenue Recognition
Our Multifamily segment provides management services with respect to the development and construction of rental projects in joint ventures in which we have investments. As a result, our Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. These fees are recorded over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management services. In addition, our Multifamily segment provides general contractor services for the construction of some of its rental projects and recognizes the revenue over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the construction services. These customer contracts require us to provide management and general contractor services which represents a performance obligation that we satisfy over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue. When the Multifamily segment acts as general contractor, it treats the entire construction cost as revenue and treats payments to subcontractors as expenses.
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
For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. For variable rate debt such as our unsecured revolving credit facility, delayed draw term loan facility and Financial Services’ and LMF Commercial’s warehouse repurchase facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowings on the debt facilities but do affect our earnings and cash flows.
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
The table below provides information at November 30, 2025 about our significant instruments that are sensitive to changes in interest rates. For investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2025. Weighted average variable interest rates are based on the variable interest rates at November 30, 2025.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 7 of the Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2025

	For the Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total	2025
ASSETS
Financial Services:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	132.9	132.9	132.0
Average interest rate	—	—	—	—	—	3.6%	3.6%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$453.0	1,191.8	10.2	11.5	702.2	11.8	2,380.5	2,412.0
Average interest rate	5.1%	4.9%	3.0%	7.5%	5.2%	6.6%	5.0%	—
Variable rate	$—	—	1,710.0	—	—	—	1,710.0	1,710.0
Average interest rate	—	—	5.2%	—	—	—	5.2%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	123.1	123.1	123.6
Average interest rate	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,667.2	—	—	—	—	—	1,667.2	1,667.2
Average interest rate	5.3%	—	—	—	—	—	5.3%	—

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended November 30, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Spin-off of Millrose Properties Inc. (Note 2 and 9)
Critical Audit Matter Description
As described in Note 2 and 9 to the financial statements, on February 7, 2025, the Company completed the spin-off of its Millrose Properties Inc. (“Millrose”) business through a pro rata distribution of 80% of the outstanding shares of Millrose to Company stockholders. The Company subsequently disposed of its remaining 20% interest in Millrose in November 2025.
As a result of this transaction, the Company performed a reassessment of control over Millrose and determined that Millrose met the definition of a variable interest entity (VIE) in which the Company held a variable interest. The assessment further showed that the Company was not the primary beneficiary and should not consolidate Millrose because the Company does not have the power, either explicitly or implicitly through voting rights or otherwise, to direct the activities that most significantly impact the economic performance of Millrose. Accordingly, the Company deconsolidated the Millrose net assets from the Company's financial statements on the date of the spin-off transaction.
We identified the determination of the primary beneficiary under the VIE model for the Company's post spin-off contractual arrangements in Millrose as a critical audit matter. Evaluating whether the Company had the substantive power to direct the activities that most significantly impacted the economic performance of Millrose required a high degree of complex auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting determination for the spin-off included the following, among others:
•Evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's VIE model, including the Company's control related to its determination of the primary beneficiary.
•Inquired of management to obtain an understanding of and evaluate the business purpose of the transaction and the activities that most significantly impact the economic performance of the entity.
•Evaluated management's determination of how decisions about the most significant activities are made and the party or parties that make them, including whether the Company's economic interest in Millrose as a VIE provides actual or effective power beyond its stated power.
•With the assistance of professionals with specialized knowledge related to the accounting for VIE's, we evaluated the governing documents of Millrose, including the Master Program Agreement, Master Option Agreement, and other publicly disclosed information to determine whether the Company held any substantive participating rights or had substantive power to direct the activities that most significantly impact Millrose’s economic performance.

/s/ Deloitte & Touche LLP
Miami, Florida
January 28, 2026

We have served as the Company's auditor since 1994.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2025 and 2024
(Dollars in thousands)

	2025 (1)	2024 (1)
ASSETS
Homebuilding:
Cash and cash equivalents	$3,441,324	4,662,643
Restricted cash	25,930	11,799
Receivables, net	1,002,629	1,053,211
Inventories:
Finished homes and construction in progress	8,822,271	10,884,861
Land and land under development	1,098,961	4,750,025
Inventory owned	9,921,232	15,634,886
Consolidated inventory not owned	1,696,401	4,084,665
Inventory owned and consolidated inventory not owned	11,617,633	19,719,551
Deposits and pre-acquisition costs on real estate	6,383,633	3,625,372
Investments in unconsolidated entities	1,545,370	1,344,836
Goodwill	3,442,359	3,442,359
Other assets	1,794,378	1,734,698
	29,253,256	35,594,469
Financial Services	3,377,413	3,516,550
Multifamily	902,136	1,306,818
Lennar Other	897,632	894,944
Total assets	$34,430,437	41,312,781
(1)Under certain provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidations, ("ASC 810") the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligation.
As of November 30, 2025, total assets include $1.5 billion related to consolidated VIEs of which $61.1 million is included in Homebuilding cash and cash equivalents, $2.0 million in Homebuilding receivables, net, $45.6 million in Homebuilding finished homes and construction in progress, $300.3 million in Homebuilding land and land under development, $984.4 million in Homebuilding consolidated inventory not owned, $88.3 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities, $8.9 million in Homebuilding other assets and $25.0 million in Multifamily assets.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2025 and 2024
(Dollars in thousands except share and per share amounts)

	2025 (2)	2024 (2)
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,812,484	1,839,440
Liabilities related to consolidated inventory not owned	1,476,376	3,563,934
Senior notes and other debts payable, net	4,084,686	2,258,283
Other liabilities	2,691,876	3,201,552
	10,065,422	10,863,209
Financial Services	2,010,598	2,140,708
Multifamily	113,361	181,883
Lennar Other	100,447	105,756
Total liabilities	12,289,828	13,291,556
Commitments and contingent liabilities (See Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2025 and 2024 - 400,000,000 shares; Issued: 2025 - 261,579,253 shares; 2024 - 259,979,453 shares	26,158	25,998
Class B common stock of $0.10 par value per share; Authorized: 2025 and 2024 - 90,000,000 shares; Issued: 2025 - 36,601,215 shares; 2024 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,909,726	5,729,434
Retained earnings	22,471,471	25,753,078
Treasury stock, at cost; 2025 - 45,804,348 shares of Class A common stock and 5,384,202 shares of Class B common stock; 2024 - 23,814,148 shares of Class A common stock and 4,532,701 shares of Class B common stock	(6,457,609)	(3,649,564)
Accumulated other comprehensive income	6,011	7,529
Total stockholders’ equity	21,959,417	27,870,135
Noncontrolling interests	181,192	151,090
Total equity	22,140,609	28,021,225
Total liabilities and equity	$34,430,437	41,312,781
(2)As of November 30, 2025, total liabilities include $962.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $23.8 million is included in Homebuilding accounts payable, $930.1 million in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debts payable, net, $1.5 million in Homebuilding other liabilities and $1.0 million in Multifamily liabilities.
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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended November 30, 2025, 2024 and 2023
(Dollars in thousands, except per share amounts)

	2025	2024	2023
Revenues:
Homebuilding	$32,266,680	33,906,426	32,660,987
Financial Services	1,198,197	1,109,263	976,859
Multifamily	680,627	411,537	573,485
Lennar Other	41,430	14,226	22,035
Total revenues	34,186,934	35,441,452	34,233,366
Costs and expenses:
Homebuilding	29,284,622	28,809,464	27,223,645
Financial Services	585,731	532,079	467,398
Multifamily	750,011	521,455	573,658
Lennar Other	179,445	79,495	27,681
Corporate general and administrative	636,718	648,986	501,338
Charitable foundation contribution	82,583	80,210	73,087
Total costs and expenses	31,519,110	30,671,689	28,866,807
Equity in earnings (losses) from unconsolidated entities	78,225	164,099	(144,610)
Other income (expense), net and other gains (losses), net	(62,352)	225,866	30,517
Lennar Other gains (losses) from technology investments	130,166	25,180	(50,162)
Earnings before income taxes	2,813,863	5,184,908	5,202,304
Provision for income taxes	(705,563)	(1,217,253)	(1,241,013)
Net earnings (including net earnings attributable to noncontrolling interests)	2,108,300	3,967,655	3,961,291
Less: Net earnings attributable to noncontrolling interests	30,121	35,122	22,780
Net earnings attributable to Lennar	2,078,179	3,932,533	3,938,511
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale	$(1,518)	2,650	2,471
Total other comprehensive income (loss), net of tax	$(1,518)	2,650	2,471
Total comprehensive income attributable to Lennar	$2,076,661	3,935,183	3,940,982
Total comprehensive income attributable to noncontrolling interests	$30,121	35,122	22,780
Basic and diluted earnings per share	$7.98	14.31	13.73

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2025, 2024 and 2023
(Dollars in thousands, except per share amounts)

	2025	2024	2023
Class A common stock:
Beginning balance	$25,998	25,848	25,608
Employee stock and director plans	160	150	240
Balance at November 30,	26,158	25,998	25,848
Class B common stock:
Beginning balance	3,660	3,660	3,660
Balance at November 30,	3,660	3,660	3,660
Additional paid-in capital:
Beginning balance	5,729,434	5,570,009	5,417,796
Employee stock and director plans	17,747	1,353	1,089
Amortization of restricted stock	163,494	176,676	160,720
Equity adjustment related to noncontrolling interests	(949)	(18,604)	(9,596)
Balance at November 30,	5,909,726	5,729,434	5,570,009
Retained earnings:
Beginning balance	25,753,078	22,369,368	18,861,417
Net earnings attributable to Lennar	2,078,179	3,932,533	3,938,511
Cash dividends - Class A common stock ($2.00 per share for 2025, $2.00 per share for 2024 and $1.50 per share for 2023)	(457,934)	(482,950)	(378,080)
Cash dividends - Class B common stock ($2.00 per share for 2025, $2.00 per share for 2024 and $1.50 per share for 2023)	(63,025)	(65,873)	(52,480)
Millrose Properties, Inc. spin-off	(4,838,827)	—	—
Balance at November 30,	22,471,471	25,753,078	22,369,368
Treasury stock, at cost:
Beginning balance	(3,649,564)	(1,393,100)	(210,389)
Employee stock and directors plans	(66,000)	(86,627)	(72,562)
Purchases of treasury stock	(1,742,369)	(2,169,837)	(1,110,149)
Non-cash purchases of treasury stock through Millrose Properties, Inc. exchange offer	(999,676)	—	—
Balance at November 30,	(6,457,609)	(3,649,564)	(1,393,100)
Accumulated other comprehensive income (loss):
Beginning balance	7,529	4,879	2,408
Total other comprehensive income (loss), net of tax	(1,518)	2,650	2,471
Balance at November 30,	6,011	7,529	4,879
Total stockholders’ equity	21,959,417	27,870,135	26,580,664
Noncontrolling interests:
Beginning balance	151,090	121,302	139,867
Net earnings attributable to noncontrolling interests	30,121	35,122	22,780
Receipts related to noncontrolling interests	32,105	20,117	21,149
Payments related to noncontrolling interests	(19,878)	(46,650)	(71,272)
Non-cash purchase or activity of noncontrolling interests, net	(12,246)	21,199	8,778
Balance at November 30,	181,192	151,090	121,302
Total equity	$22,140,609	28,021,225	26,701,966
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$2,108,300	3,967,655	3,961,291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134,310	115,528	110,164
Amortization of discount/premium and accretion on debt, net	88	148	(1,651)
Equity in (earnings) losses from unconsolidated entities	(78,225)	(164,099)	144,610
Distributions of earnings from unconsolidated entities	36,578	155,565	53,125
Share-based compensation expense	163,494	176,676	160,720
Deferred income tax expense (benefit)	77,295	60,426	(67,968)
Loans held-for-sale unrealized (gains) losses	(26,618)	52,482	26,658
Loss on Millrose Properties, Inc. exchange offer	156,076	—	—
Lennar Other (gains) losses from technology investments and other (gains) losses, net	(100,159)	(67,226)	112,541
Gains on sale of investments in unconsolidated entities and other	(35,900)	—	—
Gains on sale of operating properties and equipment and other assets and loans receivables	(77,737)	(38,837)	(7,015)
Gain on redemption/repurchases of senior notes and other debts payable	—	(825)	(9,611)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	246,220	143,265	125,338
Changes in assets and liabilities:
Decrease (increase) in receivables	66,764	(129,212)	(329,191)
(Increase) decrease in inventories, excluding valuation adjustments	(150,921)	(285,095)	2,274,083
Increase in deposits and pre-acquisition costs on real estate	(1,549,664)	(1,631,783)	(295,761)
Increase in other assets	(186,071)	(113,276)	(85,005)
Decrease (increase) in loans held-for-sale	123,733	(218,393)	(366,728)
(Decrease) increase in accounts payable and other liabilities	(690,751)	380,380	(625,862)
Net cash provided by operating activities	$216,812	2,403,379	5,179,738
Cash flows from investing activities:
Net additions to operating properties and equipment	$(188,629)	(171,503)	(99,799)
Proceeds from sale of other assets	150,824	61,441	13,215
Proceeds from sale of investments in unconsolidated entities	258,672	—	—
Proceeds from sale of investments	100,330	—	—
Investments in and contributions to unconsolidated entities	(253,713)	(425,562)	(201,042)
Distributions of capital from unconsolidated and consolidated entities	281,536	231,096	99,643
Proceeds from sale of loan receivables	114,661	—	—
Acquisitions, net of cash and restricted cash acquired	(254,492)	—	—
Decrease (increase) in Financial Services loans held-for-investment	11,580	(734)	14,329
Purchases of investment securities	(3,456)	(4,519)	(8,000)
Proceeds from maturities/sales of investment securities	4,255	7,224	4,673
Net cash provided by (used in) investing activities	$221,568	(302,557)	(176,981)

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended November 30, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from financing activities:
Borrowings under term loan facility	$1,710,000	—	—
Net (repayments) borrowings under warehouse facilities	(140,648)	(232,848)	28,712
Proceeds from issuance of senior notes	700,000	—	—
Redemption/repurchases of senior notes	(500,000)	(553,865)	(1,121,133)
Principal payments on notes payable and other borrowings	(57,860)	(43,524)	(105,118)
Net cash distributed in connection with Millrose Properties, Inc spin-off	(416,006)	—	—
Proceeds from liabilities related to consolidated inventory not owned	2,118	195,524	461,312
Payments related to liabilities related to consolidated inventory not owned	(566,173)	(209,333)	(842,781)
Payments related to other liabilities, net	(5,684)	(5,684)	(5,187)
Receipts related to noncontrolling interests	32,105	20,117	21,149
Payments related to noncontrolling interests	(19,878)	(46,650)	(71,272)
Debt issuance costs	(6,502)	—	—
Common stock:
Repurchases	(1,808,369)	(2,256,464)	(1,182,711)
Dividends	(520,959)	(548,823)	(430,560)
Net cash used in financing activities	$(1,597,856)	(3,681,550)	(3,247,589)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,159,476)	(1,580,728)	1,755,168
Cash and cash equivalents and restricted cash at beginning of year	4,990,210	6,570,938	4,815,770
Cash and cash equivalents and restricted cash at end of year	$3,830,734	4,990,210	6,570,938
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$3,441,324	4,662,643	6,273,724
Financial Services	258,873	175,382	159,491
Multifamily	34,172	30,948	39,334
Lennar Other	21,936	40,691	1,948
Homebuilding restricted cash	25,930	11,799	13,481
Financial Services restricted cash	48,499	68,747	82,960
	$3,830,734	4,990,210	6,570,938
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$50,137	54,921	81,223
Cash paid for income taxes, net (1)	$988,544	790,476	1,864,941

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventories financed by sellers	$320	35,292	13,500
Net non-cash contributions to unconsolidated entities	162,454	23,354	367
Millrose Properties, Inc. spin-off:
Inventories	$(5,578,704)	—	—
Investments in unconsolidated entities	1,197,039	—	—
Other assets	(60,156)	—	—
Notes payable	19,000	—	—
Retained earnings	4,422,821	—	—
Millrose Properties, Inc. exchange offer:
Investments in unconsolidated entities	$(1,135,622)	—	—
Other liabilities	(10,232)	—	—
Treasury stock	989,778	—	—
(1)Cash paid for income taxes includes amounts paid to federal and state taxing authorities as well as cash payments made to unrelated parties for the purchase of transferable business tax credits.
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 9) in which Lennar Corporation (the "Company") is deemed the primary beneficiary. The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Homebuilding revenues and related profits from sales of homes are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the homebuyer. In order to promote sales of homes, the Company may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis. They include primarily price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. For the years ended November 30, 2025, 2024 and 2023, sales incentives offered to homebuyers averaged $62,700 per home, or 13.8% as a percentage of home sales revenues, $48,800 per home, or 10.3% as a percentage of home sales revenues and $42,900 per home, or 8.8% as a percentage of home sales revenues, respectively. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Cash proceeds from home closings are included in Homebuilding cash and cash equivalents in the Company's consolidated balance sheets. Contract liabilities include customer deposits liability related to sold but undelivered homes that are included in other liabilities in the Company's consolidated balance sheets. The Company periodically elects to sell parcels of land to third parties. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied, and revenue is recognized as title to and possession of the property are transferred to the buyer.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $210.8 million, $190.9 million and $146.0 million for the years ended November 30, 2025, 2024 and 2023, respectively. These costs were included in Homebuilding costs and expenses in the Company's consolidated statements of operations and comprehensive income (loss).
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Homebuilding restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold, as well as funds on deposit to secure and support performance obligations. Financial Services restricted cash consists of upfront deposits and application fees LMF Commercial receives before originating loans and is recognized as income once the loan has been originated, as well as cash balances required by certain residential warehouse facilities and proceeds from loan sales not yet remitted to the warehouse facilities.
Homebuilding cash and cash equivalents as of November 30, 2025 and 2024 included $150.6 million and $265.6 million, respectively, of cash held in escrow for approximately two days.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Receivables
At November 30, 2025 and 2024, Homebuilding accounts receivable primarily related to receivables from land banks for land development, rebates and joint ventures. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Receivables from land banks represent development costs incurred by the Company which are reimbursable from the land banks. Mortgages and notes receivable arising from the sale of homes and land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company. Balances as of November 30, 2025 and 2024 are noted below:

	At November 30,
(In thousands)	2025	2024
Accounts receivable	$841,786	901,290
Mortgages and notes receivable	161,672	154,320
	1,003,458	1,055,610
Allowance for credit losses	(829)	(2,399)
Receivables, net	$1,002,629	1,053,211
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
The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes, construction in progress or land under development based on the development state of the community. There were 1,699 and 1,436 active communities, excluding unconsolidated entities, as of November 30, 2025 and 2024, respectively. If the undiscounted projected cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
The Company's valuation adjustments for finished homes and construction in progress were included in Homebuilding costs and expenses in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2025 and 2024. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

	At November 30,	Communities with valuation adjustments for the years ended November 30,
	# of communities with potential indicators of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
2025	180	37	$198,333	$58,669
2024	33	6	40,465	18,599
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	For the Years Ended November 30,
	2025			2024
Unobservable inputs	Range			Range
Average selling price (1)	$168,000	—	$925,000	$178,000	—	$702,000
Absorption rate per quarter (homes)	2	—	13	6	—	15
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during the years ended November 30, 2025 and 2024.
In the course of executing on the Company’s land-light strategy, the Company may sell land to third parties (including land banks) and unconsolidated entities while maintaining an option to repurchase the land in the future. Although, such transactions include cash consideration from the buyer and the transfer of title from the Company to the buyer, not all transactions meet the criteria for revenue recognition under GAAP due to the Company’s option to repurchase the land from the buyer in the future. As such, land related to same transactions remains on the Company’s accompanying consolidated balance sheet and is reclassified from land and land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. During the year ended November 30, 2025, consolidated inventory not owned decreased by $2.4 billion with a $2.1 billion decrease to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2025. The decrease was primarily due to the reassessment of certain option contracts terms that were amended. This reassessment resulted in a decrease of $2.5 billion of consolidated inventory not owned with a corresponding decrease of $2.3 billion of liabilities related to consolidated inventory not owned. The decrease was

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
partially offset by the consolidation of homesites under option contracts that the Company is compelled to takedown, which resulted in an increase of $663.3 million of consolidated inventory not owned with a corresponding increase of $612.7 million of liabilities related to consolidated inventory not owned. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying consolidated balance sheet as of November 30, 2025.
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
A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. As of November 30, 2025, the Company had $6.3 billion of non-refundable option deposits and pre-acquisition costs related to certain of these homesites. The Company’s option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on the fair value at the time of takedown.
Deposits and pre-acquisition costs on real estate are stated at cost unless the deposit or pre-acquisition costs within a community is determined to be impaired, in which case the impaired cost is written down to fair value. Costs include deposits on land purchase contracts and capitalizable due diligence and development costs incurred prior to the acquisition of land.
Some option contracts contain a predetermined takedown schedule for the optioned land parcels. However, in substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs and the incurrence of any applicable termination fee associated with the option contract. Therefore, in substantially all instances, the Company does not consider the takedown price to be a firm contractual obligation. In determining whether to walk away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings in the period such decision is made for the unapplied deposit amount and any related pre-acquisition costs and accrues any applicable termination fee associated with the option contract. During the years ended November 30, 2025 and 2024, the Company wrote-off $23.1 million and $5.1 million, respectively, of deposit and pre-acquisition costs.
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
Additionally, the Company evaluates if a decrease in the fair value of an investment below its carrying value is other-than- temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include, but are not limited to, relationships with the other partners and banks, general economic market conditions, unfavorable regulatory actions, land status and liquidity needs of the unconsolidated entity. Current assessments with regard to the Company's other-than-temporary impairment are subject to change based on future events. If the Company determines from the evaluation of the indicators that the decline in the fair value of the investment is other-than-temporary, the Company will write-down the investment to fair value. During the year ended November 30, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an other-than-temporary impairment of $23.2 million, included in Other income (expense), net and other gains (losses), net in the Company's consolidated statements of operations and comprehensive income (loss). During the year ended November 30, 2024, the Company evaluated its investments in unconsolidated entities and concluded that no material other-than-temporary impairments were required.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Goodwill
Goodwill is recorded with regard to acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable assets acquired. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for potential impairment on at least an annual basis. The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of an operating segment exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the operating segments and other specific events. If a quantitative assessment is performed, the fair value estimate is derived through various valuation methods, including the use of discounted expected future cash flows of each reporting unit. The expected future cash flows for each operating segment are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each operating segment decline significantly, the actual results for each segment could differ from the Company's estimate, which may cause goodwill to be impaired. The annual qualitative goodwill impairment analysis was performed as of September 30, 2025, and no impairment was recorded.
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
Operating properties and equipment are included in Homebuilding other assets in the consolidated balance sheets and were as follows:

	At November 30,
(In thousands)	2025	2024
Operating properties (1)	$491,705	358,130
Leasehold improvements	75,921	77,921
Furniture, fixtures and equipment	390,387	371,567
	958,013	807,618
Accumulated depreciation and amortization	(315,175)	(291,420)
Total	$642,838	516,198
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
At November 30, 2025 and 2024, the Financial Services segment had investment securities classified as held-to-maturity totaling $132.9 million and $135.6 million, respectively, which consist mainly of commercial mortgage-backed securities ("CMBS"), corporate debt obligations, U.S. government agency obligations, certificates of deposit and U.S. treasury securities that mature at various dates, mainly within three years.
At November 30, 2025 and 2024, the Lennar Other segment had investment securities classified as held-for-sale totaling $39.1 million and $40.6 million, respectively. Additionally, the Lennar Other segment had investments in equity securities with a readily determinable fair value (publicly traded common stock), not accounted for under the equity method, that are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The Lennar Other segment had investments in equity securities of $346.8 million and $347.8 million that are recorded at fair value with unrealized gains and losses included in earnings, as of November 30, 2025 and 2024, respectively.
For equity method investments in the Lennar Other segment, the Company records the investment as Lennar Other investments in unconsolidated entities. The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There were no impairments recorded during the years ended November 30, 2025 and 2024.
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
During the years ended November 30, 2025, 2024 and 2023, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $184.6 million, $129.3 million and $187.6 million, respectively; interest capitalized into inventories was $170.7 million, $110.5 million and $172.0 million, respectively.
Interest expense was included in costs of homes sold, costs of land sold and other interest expense as follows:

	For the Years Ended November 30,
(In thousands)	2025	2024	2023
Interest expense in costs of homes and land sold	$160,944	161,221	242,459
Other interest expense (1)	13,874	18,771	15,434
Total interest expense	$174,818	179,992	257,893
(1)Included in Other income (expense), net and other gains (losses), net.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence for the Company to conclude that it was more likely than not that the Company would realize the majority of its deferred tax assets. As of November 30, 2025 and 2024, the Company's net deferred tax assets of $134.9 million and $272.4 million included a valuation allowance of $2.5 million and $2.6 million, respectively, are included in Other assets in the Company's consolidated balance sheets as of November 30, 2025 and 2024, respectively. See Note 6 for additional information.
Other Liabilities
Reflected within the consolidated balance sheets, the other liabilities balance as of November 30, 2025 and 2024, included accrued interest payable, product warranty (as noted below), accrued bonuses, accrued wages and benefits, lease liabilities, deferred income, customer deposits, income taxes payable, and other accrued liabilities.
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

	For the Years Ended November 30,
(In thousands)	2025	2024
Warranty reserve, beginning of year	$446,240	414,796
Warranties issued	250,561	288,941
Adjustments to pre-existing warranties from changes in estimates (1)	(30,212)	28,797
Payments	(265,998)	(286,294)
Warranty reserve, end of year	$400,591	446,240
(1)The adjustments to pre-existing warranties from changes in estimates during the years ended November 30, 2025 and 2024 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
Self-Insurance
Reserves for estimated losses for construction defects, general liability and workers’ compensation have been established using the assistance of a third-party actuary. The third-party actuary uses the Company's historical warranty and construction defect data to assist management in estimating the unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that the Company is assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the markets and the types of products the Company builds, claim settlement patterns, insurance industry practices and legal interpretations. Given the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from the Company's currently estimated amounts. The Company’s self-insurance reserve, net of expected recoveries, as of November 30, 2025 and 2024 was $336.9 million and $277.4 million, respectively, and was included in Homebuilding other liabilities. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.
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
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2025 and 2024.
Common Stock
During the years ended November 30, 2025, 2024 and 2023 the Company’s Class A and Class B common stockholders received a per share annual dividend of $2.00, $2.00 and $1.50, respectively. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2025, Stuart Miller, the Company’s Executive Chairman and Chief Executive Officer, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 42% voting power of the Company’s stock.
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At November 30, 2025, the Company has a remaining authorization to repurchase $1.7 billion in value of the Company's Class A or B common stock.

	For the Years Ended November 30,
	2025		2024
(Dollars in thousands, except price per share)	Class A	Class B	Class A	Class B
Shares repurchased (1)	13,202,936	851,386	11,942,725	1,612,501
Total purchase price	$1,624,220	$101,779	$1,906,049	$243,860
Average price per share	$123.02	$119.55	$159.60	$151.23
(1) Shares repurchased do not include 8,049,594 shares of Lennar Class A common stock accepted through a non-cash exchange for shares of Millrose Properties, Inc. ("Millrose") Class A common stock, which was completed in November 2025 (see Note 2 for details).
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
401(k) Plan
Under the Company’s 401(k) Plan (the "Plan"), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2025, 2024 and 2023, this amount was $78.5 million, $69.7 million and $53.4 million, respectively.
Share-Based Payments
Compensation expense related to the Company’s share-based awards was as follows:

	For the Years Ended November 30,
(In thousands)	2025	2024	2023
Total compensation expense for nonvested share-based awards	$163,494	176,676	160,720
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2025, 2024 and 2023 was $131.23, $141.11 and $91.61, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at November 30, 2024	2,711,021	$114.72
Grants	1,428,067	$131.23
Vested	(1,509,073)	$109.07
Forfeited	(219,936)	$122.11
Nonvested shares at November 30, 2025	2,410,079	$127.37

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At November 30, 2025, there was $126.0 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plan, all of which relates to nonvested shares with a weighted average remaining contractual life of 1.8 years. For the years ended November 30, 2025, 2024 and 2023, 1.5 million, 1.7 million and 2.0 million nonvested shares, respectively, vested each year.
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

	For the Years Ended November 30,
(In thousands)	2025	2024
Loan origination liabilities, beginning of year	$16,714	17,598
Provision for losses	2,855	(482)
Payments	(2,171)	(402)
Loan origination liabilities, end of year	$17,398	16,714
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
Multifamily
Management Fees and General Contractor Revenue
The Multifamily segment provides management services with respect to the development and construction and of rental projects in joint ventures in which the Company has investments or the funds the Company manages. As a result, the Multifamily segment earns and receives fees, which are generally based upon a stated percentage of development and construction costs and a percentage of gross rental collections. In addition, the Multifamily segment provides general contractor services for the construction of some of the rental projects. Both management fees and general contractor revenue are recognized over the period in which the services are performed using an input method, which properly depicts the level of effort required to complete the management or construction services. These customer contracts require the Company to provide management and general contractor services which represents a performance obligation that the Company satisfies over time. Management fees and general contractor services in the Multifamily segment are included in Multifamily revenue.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 is applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted ASU 2023-07 for the fiscal year ended November 30, 2025 and retrospectively restated prior periods presented (See Note 3 for details regarding the impact of adoption).
In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the Company's fiscal year ending November 30, 2026 and may be applied either retrospectively or prospectively. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the Company's fiscal year ending November 30, 2028. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.
Reclassifications
As a result of the Company's change in Homebuilding reportable segments following the acquisition of Rausch Coleman Homes ("Rausch") (refer to Note 2 of the Notes to Consolidated Financial Statements for more information), the Company reclassified certain prior year segment information in the consolidated financial statements to conform with the 2025 presentation. This reclassification was for operational purposes and between segments and had no impact on the Company's total assets, total equity, revenues or net earnings in the consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2. Business Transactions
Spin-off of Millrose Properties, Inc.
In February 2025, the Company completed the taxable spin-off of Millrose through a distribution of approximately 80% of Millrose's total outstanding stock to the Company's stockholders (the "Millrose Spin-Off"). The Company temporarily retained the remaining 20% of the total outstanding shares of Millrose common stock, which carried no voting rights, and subsequently disposed of them through a non-cash exchange offer completed in November 2025 ("Millrose Exchange Offer").
In connection with the Millrose Spin-Off, the Company contributed to Millrose $5.6 billion in land assets, representing approximately 87,000 homesites, and cash of $1.0 billion, which included $584.0 million of cash deposits related to option contracts. The Millrose Spin-Off transaction accelerated Lennar's longstanding strategy of becoming a pure-play, asset-light, new home manufacturing company.
The Company performed a reassessment of control over Millrose and determined that Millrose met the definition of a variable interest entity in which the Company held a variable interest. The assessment further showed that the Company was not the primary beneficiary and should not consolidate Millrose because the Company does not have the power, either explicitly or implicitly through voting rights or otherwise, to direct the activities that most significantly impact the economic performance of Millrose. Accordingly, the Company deconsolidated the Millrose net assets from the Company's financial statements on the date of the spin-off transaction.
In connection with the Millrose Exchange Offer, the Company accepted 8,049,594 shares of Lennar Class A common stock in exchange for 33,298,754 shares of Millrose Class A common stock. The Millrose Exchange Offer reduced investments in unconsolidated entities and stockholders' equity by $1.1 billion as of November 30, 2025 and resulted in a one-time loss of $156.1 million recorded in Other income (expense), net and other gains (losses), net, in the Company's consolidated statements of operations and comprehensive income (loss).
Acquisition of Rausch Coleman Homes
In February 2025, the Company acquired Rausch, a residential homebuilder based in Fayetteville, Arkansas. The Company acquired Rausch’s homebuilding operations while Millrose acquired Rausch's land assets and the Company has options on the land. With this acquisition, the Company expanded its footprint into new markets in Arkansas (Bentonville/Fayetteville, Little Rock and Jonesboro), Oklahoma (Tulsa and Stillwater), Alabama (Birmingham and Tuscaloosa), and Kansas/Missouri (Kansas City), while adding to its existing footprint in Texas (Houston and San Antonio), Oklahoma (Oklahoma City), Alabama (Huntsville) and Florida (Gulf Coast). The Company acquired $312.6 million of assets, primarily consisting of homes under construction, finished homesites, cash and other assets, and assumed liabilities of $73.0 million, primarily consisting of accounts payable and other liabilities. The cash consideration paid by the Company to Rausch was funded from working capital.
3. Operating and Reporting Segments
Each reportable segment follows the accounting policies described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements. Operations of the Company’s Homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company defines the Chief Operating Decision Maker ("CODM") function as the Executive Chairman and Chief Executive Officer. During fiscal year 2025, the CODM also included a Co-Chief Executive Officer and President, who retired in December 2025. The CODM manages and assesses the Company's Homebuilding performance at a regional level. The CODM evaluates the Homebuilding segment performance using each segment’s revenues generated from sales of homes and earnings (loss) before income taxes. These operating results are reviewed against the annual business plan and quarterly forecast updates, as applicable, and used by the CODM when making the Company’s decisions about the allocation of operating and capital resources to each Homebuilding segment. The CODM’s evaluation of the Financial Services, Multifamily and Lennar Other segments is based on the revenues and earnings (loss) before income taxes.
Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented. The following are the Company’s operating and reportable segments:
Homebuilding segments: (1) East (2) Central (3) South Central (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	At November 30, 2025
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$3,441,324	258,873	34,172	21,936	3,756,305
Restricted cash	25,930	48,499	—	—	74,429
Receivables, net (1)	1,002,629	429,560	38,673	—	1,470,862
Inventory owned and consolidated inventory not owned	11,617,633	—	223,622	—	11,841,255
Deposits and pre-acquisition costs on real estate	6,383,633	—	15,096	—	6,398,729
Investments in unconsolidated entities	1,545,370	2,528	506,573	367,965	2,422,436
Loans held-for-sale (2) (5)	—	2,212,624	—	—	2,212,624
Investments in equity securities (3)	—	—	—	346,820	346,820
Investments available-for-sale (4)	—	—	—	39,060	39,060
Investments held-to-maturity	—	132,868	—	—	132,868
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,794,378	102,762	84,000	121,851	2,102,991
Total assets	$29,253,256	3,377,413	902,136	897,632	34,430,437
Liabilities:
Senior notes and other debts payable, net	$4,084,686	1,790,309	—	—	5,874,995
Liabilities related to consolidated inventory not owned	1,476,376	—	—	—	1,476,376
Accounts payable and other liabilities	4,504,360	220,289	113,361	100,447	4,938,457
Total liabilities	$10,065,422	2,010,598	113,361	100,447	12,289,828

(In thousands)	At November 30, 2024
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$4,662,643	175,382	30,948	40,691	4,909,664
Restricted cash	11,799	68,747	—	—	80,546
Receivables, net (1)	1,053,211	545,752	53,595	—	1,652,558
Inventory owned and consolidated inventory not owned	19,719,551	—	592,879	—	20,312,430
Deposits and pre-acquisition costs on real estate	3,625,372	—	32,643	—	3,658,015
Investments in unconsolidated entities	1,344,836	—	503,303	379,435	2,227,574
Loans held-for-sale	—	2,250,718	—	—	2,250,718
Investments in equity securities (3)	—	—	—	347,810	347,810
Investments available-for-sale (4)	—	—	—	40,578	40,578
Loans held-for-investment, net (5)	—	60,969	—	—	60,969
Investments held-to-maturity	—	135,646	—	—	135,646
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,734,698	89,637	93,450	86,430	2,004,215
Total assets	$35,594,469	3,516,550	1,306,818	894,944	41,312,781
Liabilities:
Senior notes and other debts payable, net	$2,258,283	1,930,956	—	—	4,189,239
Liabilities related to consolidated inventory not owned	3,563,934	—	—	—	3,563,934
Accounts payable and other liabilities	5,040,992	209,752	181,883	105,756	5,538,383
Total liabilities	$10,863,209	2,140,708	181,883	105,756	13,291,556
(1)Financial Services receivables, net was primarily related to loans sold to investors for which the Company had not yet been paid as of November 30, 2025 and 2024, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value, of which $15.5 million of residential loans are carried at lower of cost or fair value.
(3)Investments in equity securities include investments of $114.4 million and $143.0 million without readily available fair values as of November 30, 2025 and 2024, respectively.
(4)Investments available-for-sale are carried at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
(5)During the year ended November 30, 2025, the Financial Services segment transferred its loans held-for-investment of $61.0 million (fair value of $50.3 million) to held-for-sale, based on the Company’s intent to sell the loans in the near future.
Homebuilding Segments
Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under "Homebuilding Other," which is not considered a reportable segment.
The Company renamed its Texas reportable Homebuilding segment to South Central as a result of the Rausch acquisition (see Note 2 of the Notes to Consolidated Financial Statements) in order to streamline and synergize geographic homebuilding operations, assess performance, and allocate resources across the Company’s geographic Homebuilding segments.
The Company’s reportable Homebuilding segments and all other homebuilding operations not required to be reported separately, have homebuilding divisions located in:
East: Florida, New Jersey and Pennsylvania
Central: Alabama, Georgia, Illinois, Indiana, Maryland, Minnesota, North Carolina, South Carolina, Tennessee
and Virginia
South Central: Arkansas, Kansas, Missouri, Oklahoma and Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC ("FivePoint").
The assets related to the Company's Homebuilding segments were as follows:

	At November 30,
(In thousands)	2025	2024
East	$5,284,111	6,967,571
Central	4,695,588	5,567,451
South Central	4,195,858	4,238,587
West	9,519,804	12,148,434
Other	1,692,453	1,729,407
Corporate and Unallocated	3,865,442	4,943,019
Total Homebuilding	$29,253,256	35,594,469

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial information relating to the Company’s segments was as follows:

	For the Year ended November 30, 2025
(In thousands)	East	Central	South Central	West	Other (3)	Total Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$6,896,901	7,747,913	5,579,035	11,857,853	15,543	32,097,245	—	—	—	32,097,245
Sales of land	60,468	2,935	22,540	44,289	—	130,232	—	—	—	130,232
Other revenues	12,840	5,289	2,854	6,938	11,282	39,203	1,198,197	680,627	41,430	1,959,457
Total revenues	6,970,209	7,756,137	5,604,429	11,909,080	26,825	32,266,680	1,198,197	680,627	41,430	34,186,934
Cost and expenses:
Costs of home sold	5,532,524	6,375,231	4,611,244	9,884,102	20,504	26,423,605	—	—	—	26,423,605
Costs of land sold	63,777	14,982	31,901	72,020	—	182,680	—	—	—	182,680
Ancillary costs and expenses	—	—	—	—	—	—	585,731	750,011	179,445	1,515,187
Selling, general and administrative	651,404	703,944	461,890	830,999	30,100	2,678,337	—	—	—	2,678,337
Corporate general and administrative (1)	—	—	—	—	—	—	—	—	—	636,718
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	82,583
Total costs and expenses	6,247,705	7,094,157	5,105,035	10,787,121	50,604	29,284,622	585,731	750,011	179,445	31,519,110
Equity in earnings (losses) from unconsolidated entities	33,974	176	(17)	2,004	47,515	83,652	—	(18,755)	13,328	78,225
Other income (expense), net and other gains (losses) (2)	(52,647)	5,899	(6,263)	(7,706)	10,259	(50,458)	—	12,684	(24,578)	(62,352)
Lennar Other gains from technology investments and other assets	—	—	—	—	—	—	—	—	130,166	130,166
Earnings (loss) before income taxes	$703,831	668,055	493,114	1,116,257	33,995	3,015,252	612,466	(75,455)	(19,099)	2,813,863

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year ended November 30, 2024
(In thousands)	East	Central	South Central	West	Other (3)	Total Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$8,199,004	7,855,610	4,763,622	12,938,103	21,810	33,778,149	—	—	—	33,778,149
Sales of land	44,334	16,110	21,148	11,792	—	93,384	—	—	—	93,384
Other revenues	11,264	3,636	2,355	5,958	11,680	34,893	1,109,263	411,537	14,226	1,569,919
Total revenues	8,254,602	7,875,356	4,787,125	12,955,853	33,490	33,906,426	1,109,263	411,537	14,226	35,441,452
Cost and expenses:
Costs of home sold	6,031,893	6,173,707	3,661,591	10,358,651	29,511	26,255,353	—	—	—	26,255,353
Costs of land sold	33,510	13,098	10,522	16,672	—	73,802	—	—	—	73,802
Ancillary costs and expenses	—	—	—	—	—	—	532,079	521,455	79,495	1,133,029
Selling, general and administrative	690,161	638,447	370,936	762,403	18,362	2,480,309	—	—	—	2,480,309
Corporate general and administrative (1)	—	—	—	—	—	—	—	—	—	648,986
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	80,210
Total costs and expenses	6,755,564	6,825,252	4,043,049	11,137,726	47,873	28,809,464	532,079	521,455	79,495	30,671,689
Equity in earnings (losses) from unconsolidated entities	31,039	1,727	(17)	5,362	28,337	66,448	—	150,753	(53,102)	164,099
Other income (expense), net and other gains (losses), net (2)	69,843	31,007	9,663	34,381	33,948	178,842	—	1,800	45,224	225,866
Lennar Other gains from technology investments	—	—	—	—	—	—	—	—	25,180	25,180
Earnings (loss) before income taxes	$1,599,920	1,082,838	753,722	1,857,870	47,902	5,342,252	577,184	42,635	(47,967)	5,184,908

	For the Year ended November 30, 2023
(In thousands)	East	Central	South Central	West	Other (3)	Total Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$8,446,498	7,244,338	4,692,821	12,052,131	23,341	32,459,129	—	—	—	32,459,129
Sales of land	48,020	34,949	7,641	19,353	—	109,963	—	—	—	109,963
Other revenues	29,695	25,214	6,823	14,688	15,475	91,895	976,859	573,485	22,035	1,664,274
Total revenues	8,524,213	7,304,501	4,707,285	12,086,172	38,816	32,660,987	976,859	573,485	22,035	34,233,366
Cost and expenses:
Costs of home sold	5,896,145	5,651,209	3,593,675	9,722,912	36,529	24,900,470	—	—	—	24,900,470
Costs of land sold	37,249	18,084	7,167	29,642	—	92,142	—	—	—	92,142
Ancillary costs and expenses	—	—	—	—	—	—	467,398	573,658	27,681	1,068,737
Selling, general and administrative	657,220	565,831	328,330	658,265	21,387	2,231,033	—	—	—	2,231,033
Corporate general and administrative (1)	—	—	—	—	—	—	—	—	—	501,338
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	73,087
Total costs and expenses	6,590,614	6,235,124	3,929,172	10,410,819	57,916	27,223,645	467,398	573,658	27,681	28,866,807
Equity in earnings (losses) from unconsolidated entities	20,165	795	(4)	1,453	(26,295)	(3,886)	—	(52,073)	(88,651)	(144,610)
Other income (expense), net and other gains (losses), net (2)	45,383	27,561	10,518	36,160	(25,371)	94,251	—	1,595	(65,329)	30,517
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(50,162)	(50,162)
Earnings (loss) before income taxes	$1,999,147	1,097,733	788,627	1,712,966	(70,766)	5,527,707	509,461	(50,651)	(209,788)	5,202,304
(1)Primarily represent costs of operations at the Company's corporate headquarters in Miami. These operations include the Company's executive offices, information technology, treasury, corporate accounting and tax, legal, internal audit and human resources. Also included are property expenses related to the leases of corporate offices, data processing, general corporate expenses and charitable foundation contributions to the Lennar Foundation. These corporate expenses cannot be attributed to any specific segment, thus they are presented within the Total column in the table above.
(2)Homebuilding other income (expense), net and other gains (losses), net included a one-time loss of $156.1 million on the Millrose Exchange Offer for the year ended November 30, 2025. Other income (expense), net and other gains (losses), net for Lennar Other included a $46.5 million one-time gain on the sale of a technology investment for the year ended November 30, 2024. Other income

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(expense), net and other gains (losses), net for Lennar Other included $65.0 million write-off of one of the Company's non-public technology investments for the year ended November 30, 2023.
(3)The Other segment includes operating results from the Company's Urban divisions, which are not considered reportable segments.
Financial information relating to the Company’s homebuilding segments was as follows:

	For the Year Ended November 30, 2025
(In thousands)	East	Central	South Central	West	Other	Total
Interest expense	$35,411	34,557	21,729	72,248	10,873	174,818
Depreciation and amortization	27,676	30,593	11,338	57,211	14,209	141,027
Net additions to operating properties and equipment	297	2,854	1,742	9,883	69,252	84,028

	For the Year Ended November 30, 2024
(In thousands)	East	Central	South Central	West	Other	Total
Interest expense	$38,992	29,978	13,967	84,609	12,446	179,992
Depreciation and amortization	30,823	29,036	10,623	58,368	346	129,196
Net additions to operating properties and equipment	688	3,659	2,049	3,798	54,202	64,396

	For the Year Ended November 30, 2023
(In thousands)	East	Central	South Central	West	Other	Total
Interest expense	$54,099	47,673	29,754	115,600	10,467	257,593
Depreciation and amortization	32,773	27,593	10,227	62,374	286	133,253
Net additions to operating properties and equipment	569	1,599	679	1,176	45,754	49,777
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
At November 30, 2025, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
March 2026	$250,000	250,000	500,000
May 2026	250,000	450,000	700,000
July 2026	100,000	100,000	200,000
September 2026	500,000	500,000	1,000,000
November 2026	100,000	400,000	500,000
December 2026	—	375,000	375,000
Total residential facilities	$1,200,000	2,075,000	3,275,000
LMF commercial facilities maturing:
December 2025 (1)	200,000	—	200,000
January 2026	100,000	—	100,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$3,575,000
(1)Subsequent to November 30, 2025, the maturity date was extended to December 2027.

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
Borrowings and collateral under the facilities were as follows:

	At November 30,
(In thousands)	2025	2024
Borrowings under residential facilities	$1,653,484	1,776,045
Collateral under residential facilities	1,718,338	1,837,833
Borrowings under LMF Commercial facilities	13,719	28,747
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the residential loans the Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray losses by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes accruals for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the residential mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving repurchase claims exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the years ended November 30, 2025 and 2024. Loan origination liabilities were $17.4 million and $16.7 million, as of November 30, 2025 and 2024, respectively, and included in Financial Services’ liabilities in the Company's consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	For the Years Ended November 30,
(Dollars in thousands)	2025	2024
Originations (1)	$707,262	568,520
Sold	$730,564	522,647
Securitizations	12	13
(1)During both years ended November 30, 2025 and 2024, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At November 30, 2025 and 2024, the Financial Services segment held commercial mortgage-backed securities ("CMBS"). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the years ended November 30, 2025 and 2024. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Details related to Financial Services' CMBS were as follows:

	At November 30,
(Dollars in thousands)	2025	2024
Carrying value	$132,868	135,646
Outstanding debt, net of debt issuance costs	$123,106	126,164
Incurred interest rate	3.4%	3.4%

	At November 30, 2025
	Range
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027		December 2028
Stated maturity dates	October 2050		December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily segment (i) manages, and owns interests in, funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages, and owns interests in, joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and from management and promote fees generated from funds and joint ventures, less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily segment also include equity in earnings (losses) from unconsolidated entities and other income (expense), net and other gains (losses), net, which includes proceeds of sales of investments.
Lennar Other
Lennar Other includes strategic investments in various types of technology and other companies, primarily managed by the Company's LENX subsidiary, and fund interests the Company retained when it sold the Rialto Capital Management ("Rialto") asset and investment management platform. Operations of the Lennar Other segment include operating earnings (loss) consisting of revenues generated primarily from the Company's share of carried interests in the Rialto fund investments, along with equity in earnings (losses) from the Rialto fund investments and technology investments, realized and unrealized gains (losses) from investments in equity securities and other income (expense), net from the remaining assets related to the Company's former Rialto segment.
The Company has investments in several publicly traded technology companies, which are held at market and the carrying value of which will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings.
During the year ended November 30, 2025, the Company recorded mark-to-market gains of $130.2 million on its publicly traded technology companies and other assets, which were included in Lennar Other gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss). During the year ended November 30, 2024, there was a $46.5 million one-time realized gain on the sale of a technology investment that was included in other income (expense), net and other gains (losses) on the Company's consolidated statements of operations and comprehensive income. During the year ended November 30, 2023, the Company wrote off $65.0 million relating to one of the Company's non-public technology cost method investments which was recorded in Other income (expense), net and other gains (losses), net in the Company’s consolidated statements of operations and comprehensive income (loss).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

	At November 30,
(In thousands)	2025	2024
Investments in unconsolidated entities (1) (2)	$1,545,370	1,344,836
Underlying equity in unconsolidated entities' net assets (2)	1,790,697	1,636,307
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of November 30, 2025 and 2024, the carrying amount of the Company's investment was $585.2 million and $470.8 million, respectively.
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

	For the Years Ended November 30,
(In thousands)	2025	2024	2023
Land sales revenues (1)	$247,025	192,237	222,200
Management fees and reimbursement of expenses, net of deferrals	19,753	12,969	16,306
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
The total debt of the Homebuilding unconsolidated entities in which the Company has investments was $1.4 billion and $1.3 billion as of November 30, 2025 and 2024, respectively, of which the Company's maximum recourse exposure was $30.1 million and $44.2 million as of November 30, 2025 and 2024, respectively. In most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. The Company would be required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance. In a completion guarantee, the Company and its venture partners have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. As of November 30, 2025 and 2024, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $511.9 million and $287.0 million, respectively.
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
As of both November 30, 2025 and 2024, the fair values of the repayment guarantees, maintenance guarantees and completion guarantees were immaterial. The Company believes that as of November 30, 2025, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 5 of the Notes to Consolidated Financial Statements).
The Upward America Venture LP ("Upward America") is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by The Company. As of November 30, 2025 and 2024, the carrying amount of the Company's investment in Upward America was $13.8 million and $20.8 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute to the Company after the achievement of certain thresholds. As of both November 30, 2025 and 2024, the fair value of the completion guarantees was immaterial. As of November 30, 2025 and 2024, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $798.1 million and $907.8 million, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of joint ventures' rental operation projects and investments in various rental projects.
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

	For the Years Ended November 30,
(In thousands)	2025	2024	2023
General contractor services, net of deferrals	$149,987	302,712	494,630
General contractor costs	145,835	286,991	471,676
Land sales to joint ventures	162,447	36,237	—
Management fee income, net of deferrals	23,691	49,419	67,901
The Multifamily segment includes managing and investing in Multifamily Venture Fund I ("LMV I"), Multifamily Venture Fund II LP ("LMV II"), Canada Pension Plan Investments Fund (the "CPPIB Fund") and a new joint venture with an institutional investor (the "Institutional JV"), which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. As of November 30, 2025, the Company has a $28.0 million investment in the CPPIB Fund. Additional dollars will be committed as opportunities are identified by the CPPIB Fund. During the year ended November 30, 2025, the Multifamily segment completed the closing of the Institutional JV. The Multifamily segment expects the Institutional JV to acquire certain portfolio assets and invest additional capital to support pipeline opportunities. The Company's stated ownership percentage in the Institutional JV is 10%. As of November 30, 2025, the Company holds a $48.0 million investment in the Institutional JV.
In December 2025, the Company sold a majority interest in Quarterra Group, Inc ("Quarterra"), a subsidiary of the Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a minority interest. TPG’s acquisition of Quarterra and its $1.0 billion strategic commitment, combined with Lennar’s insights, will accelerate Quarterra’s development pipeline and strengthen its platform for delivering thoughtfully designed rental communities in high-growth markets. The sale of Quarterra to TPG did not have a material impact on the Company's consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Details of LMV I and LMV II and the Institutional JV are included below:

	At November 30, 2025
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$107,475	198,127
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,229,585
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	371,492
Lennar's remaining commitments (1)	3,635	9,508
Distributions to Lennar during the year ended November 30, 2025	19,690	770
(1)While there are remaining commitments with LMV I and LMV II, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects as the fund has come to the end of its contractual life. During the year ended November 30, 2024, 33 LMV I rental operation projects were sold to various third-party buyers. During the year ended November 30, 2025, two additional LMV I rental operation projects were sold to third-party buyers.
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $133.0 million and $140.1 million as of November 30, 2025 and 2024, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds with a carrying value of $235.0 million and $239.3 million, as of November 30, 2025 and 2024, respectively. During the year ended November 30, 2024, there was a $46.5 million one-time realized gain on the sale of a technology investment that was included in other income (expense), net and other gains (losses), net on the Company's consolidated statements of operations and comprehensive income (loss).
Condensed Financial Information of Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to the Company's unconsolidated entities that are accounted for under the equity method, of which the Company's investments in unconsolidated entities were $2.4 billion and $2.2 billion as of November 30, 2025 and 2024, respectively. Financial information relating to the Company’s unconsolidated entities was as follows:

Balance Sheets
(In thousands)	At November 30, 2025
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$585,607	196,367	18,258	800,232
Loans receivable	—	—	1,254	1,254
Real estate owned	—	—	30,449	30,449
Investment securities	—	—	2,024,028	2,024,028
Investments in partnerships	—	—	80,567	80,567
Inventories	5,386,966	—	—	5,386,966
Operating properties and equipment	37,007	4,672,346	—	4,709,353
Other assets	957,536	746,961	7,835	1,712,332
	$6,967,116	5,615,674	2,162,391	14,745,181
Liabilities and equity:
Accounts payable and other liabilities	$744,238	130,028	2,914	877,180
Debt (1)	1,429,584	2,523,460	139,470	4,092,514
Equity	4,793,294	2,962,186	2,020,007	9,775,487
	$6,967,116	5,615,674	2,162,391	14,745,181

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	At November 30, 2024
Assets:	Homebuilding	Multifamily	Lennar Other	Total
Cash and cash equivalents	$410,948	323,389	95,735	830,072
Loans receivable	—	—	11,884	11,884
Real estate owned	—	—	50,621	50,621
Investment securities	—	—	2,102,204	2,102,204
Investments in partnerships	—	—	94,183	94,183
Inventories	5,501,970	—	—	5,501,970
Operating properties and equipment	37,516	4,988,704	—	5,026,220
Other assets	1,282,274	821,201	102,879	2,206,354
	$7,232,708	6,133,294	2,457,506	15,823,508
Liabilities and equity:
Accounts payable and other liabilities	$979,910	140,000	114,244	1,234,154
Debt (1)	1,318,759	2,905,913	295,825	4,520,497
Equity	4,934,039	3,087,381	2,047,437	10,068,857
	$7,232,708	6,133,294	2,457,506	15,823,508
(1)Debt noted above is net of debt issuance costs. As of November 30, 2025 and 2024, this includes $15.4 million and $3.2 million, respectively, for Homebuilding, $24.9 million and $16.1 million, respectively, for Multifamily and an immaterial amount of debt issuance costs for Lennar Other.

Statements of Operations (In thousands) Years Ended:	Revenues	Costs and expenses	Other income (expense), net (1)	Net earnings (losses) of unconsolidated entities	Equity in earnings (losses) from unconsolidated entities
November 30, 2025	$1,354,606	1,328,484	230,660	256,782	78,225
November 30, 2024	1,719,012	1,841,128	608,145	486,029	164,099
November 30, 2023	1,857,757	2,160,564	(563,222)	(866,029)	(144,610)
(1)Other income (expense), net included realized and unrealized gains (losses) on investments.
5. Homebuilding Senior Notes and Other Debts Payable

	At November 30,
(Dollars in thousands)	2025	2024
Unsecured delayed draw term loan facility due 2028	$1,710,000	—
5.25% senior notes due 2026	400,608	401,824
5.00% senior notes due 2027	350,590	350,974
4.75% senior notes due 2027	698,845	698,266
5.20% senior notes due 2030	694,165	—
4.75% senior notes due 2025	—	499,779
Mortgage notes on land and other debt	230,478	307,440
Total	$4,084,686	2,258,283
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $7.0 million and $2.4 million, as of November 30, 2025 and 2024, respectively.
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
In May 2025, the Company also entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. In July 2025, the total commitment under the Delayed Draw Term Loan

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Facility was increased by $100 million, thereby increasing the borrowing available capacity to $1.7 billion. The credit agreement governing the Company’s new unsecured Delayed Draw Term Loan Facility permits the Company to draw up to six times in the first 180 days after the effective date of the credit agreement. Once drawn, the Company may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at the Company’s discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin. As of November 30, 2025, the Company had outstanding borrowings of $1.7 billion under the credit agreement governing its new unsecured Delayed Draw Term Loan Facility.
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

(In thousands)	At November 30, 2025
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $477.5 million in commitments may be used for letters of credit. As of both November 30, 2025 and 2024, the Company had no outstanding borrowings under the Credit Facility. Under the Credit Facility agreement, the Company is required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility agreement, which involves adjustments to GAAP financial measures. The Company believes it was in compliance with its debt covenants at November 30, 2025. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2025, the Company had outstanding surety bonds including performance surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) and financial surety bonds. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
The Company's outstanding letters of credit and surety bonds are below:

	At November 30,
(In thousands)	2025	2024
Performance letters of credit	$1,963,643	1,668,061
Financial letters of credit	926,304	745,578
Surety bonds	5,614,807	5,140,432
Anticipated future costs primarily for site improvements related to performance surety bonds	3,056,582	2,766,088
The terms of each of the Company's senior notes outstanding at November 30, 2025 were as follows:

Senior Notes Outstanding (1)	Principal Amount	Net Proceeds (2)	Price	Date Issued
(Dollars in thousands)
5.25% senior notes due 2026	400,000	(3)	(3)	(3)
5.00% senior notes due 2027	350,000	(3)	(3)	(3)
4.75% senior notes due 2027 (4)	900,000	894,650	100%	November 2017
5.20% senior notes due 2030	700,000	695,583	99.969%	May 2025

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
(4)As of November 30, 2025, the principal amount remaining to be paid upon maturity was $700 million.
The Company's outstanding senior notes are guaranteed by certain of its wholly-owned subsidiaries, which are primarily homebuilding subsidiaries. These guarantees are full and unconditional. The guarantors of the Company's senior notes are currently those subsidiaries that also guarantee Lennar Corporation's letter of credit facilities, its Credit Facility and Delayed Draw Term Loan Facility. Under the indentures governing the Company's senior notes, guarantees may be suspended or released under certain circumstances.
The terms of the Company's mortgage on land and other debt at November 30, 2025 were as follows:

	At November 30,		Various Maturity Dates Through	Interest Rates Up To	Average Interest Rate
(Dollars in thousands)	2025	2024
Carrying value	$230,478	307,440	2031	7.5%	4.8%
Retired during the year	57,860	46,005
The minimum aggregate principal maturities of Delayed Draw Term Loan Facility, Homebuilding senior notes and other debts payable during the five years subsequent to November 30, 2025 and thereafter are as follows:

(In thousands)	Debt Maturities
2026	$453,064
2027	1,191,758
2028	1,720,214
2029	11,463
2030	702,196
Thereafter	11,782
The Company expects to pay its near-term maturities as they come due through either cash generated from operations, the issuance of additional debt or equity offerings or borrowings under the Company's Credit Facility.
6. Income Taxes
The provision for income taxes consisted of the following:

	For the Years Ended November 30,
(In thousands)	2025	2024	2023
Current:
Federal	$473,890	863,867	1,037,229
State	154,378	292,960	271,752
	$628,268	1,156,827	1,308,981
Deferred:
Federal	$61,885	48,080	(53,474)
State	15,410	12,346	(14,494)
	77,295	60,426	(67,968)
	$705,563	1,217,253	1,241,013

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2025	2024	2023
Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	4.94	4.74	4.09
Tax credits	(1.87)	(1.85)	(1.48)
Tax reserves and interest expense, net	—	(0.01)	—
Deferred tax asset valuation allowance, net	—	—	(0.01)
Other	0.10	(0.24)	0.36
Non-deductible loss on Millrose Properties, Inc. exchange offer	1.18	—	—
Effective rate	25.35%	23.64%	23.96%
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted, introducing various changes to U.S. federal tax law. The Act did not have a material impact on the Company's consolidated financial statements for the year ended November 30, 2025.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets were as follows:

	At November 30,
(In thousands)	2025	2024
Deferred tax assets:
Inventory valuation adjustments	$26,212	22,979
Reserves and accruals	188,983	198,753
Net operating loss carryforwards	38,245	43,894
Capitalized expenses	226,114	244,198
Investments in unconsolidated entities	47,505	62,395
Employee stock incentive plan	35,734	49,655
Other assets	23,347	39,011
Total deferred tax assets	586,140	660,885
Valuation allowance	(2,546)	(2,593)
Total deferred tax assets after valuation allowance	583,594	658,292
Deferred tax liabilities:
Capitalized expenses	175,401	170,557
Deferred income	209,642	181,145
Unrealized gains on investments in equity securities	33,513	5,358
Other liabilities	30,113	28,855
Total deferred tax liabilities	448,669	385,915
Net deferred tax assets	$134,925	272,377
The detail of the Company's net deferred tax assets (liabilities) was as follows:

	At November 30,
(In thousands)	2025	2024
Net deferred tax assets:
Homebuilding	$48,372	146,299
Financial Services	32,085	40,738
Multifamily	71,387	72,049
Lennar Other	(16,919)	13,291
Net deferred tax assets	$134,925	272,377

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

	At November 30,
(In thousands)	2025	2024
Valuation allowance (1)	$(2,546)	(2,593)
Federal tax effected NOL carryforwards (2)	19,782	23,079
State tax effected NOL carryforwards (3)	18,463	20,815
(1)As of November 30, 2025 and 2024, the deferred tax assets included valuation allowances primarily related to state net operating loss ("NOL") carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states.
(2)As of November 30, 2025 and 2024, the Company had federal tax effected NOL carryforwards that may be carried forward to offset future taxable income and begin to expire in 2030.
(3)As of November 30, 2025 and 2024, the Company had state tax effected NOL carryforwards that may be carried forward from 10 to 20 years or indefinitely, depending on the tax jurisdiction, with certain losses expiring between 2025 and 2041.
The Company had no gross unrecognized tax benefits for the years ended November 30, 2025, 2024, and 2023, respectively.
The following summarizes the changes in interest and penalties accrued with respect to gross unrecognized tax benefits:

	At November 30,
(In thousands)	2025	2024
Accrued interest and penalties, beginning of the year	$—	—
Interest income from audits and refund claims	(43)	(434)
Increase (reduction) of interest and penalties	43	434
Accrued interest and penalties, end of the year	$—	—
The Company participates in an IRS examination program, the Compliance Assurance Process ("CAP"). This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance. Certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company's major tax jurisdictions remains open for examination for 2020 and subsequent years.
7. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the Years Ended November 30,
(In thousands, except per share amounts)	2025	2024	2023
Numerator:
Net earnings attributable to Lennar	$2,078,179	3,932,533	3,938,511
Less: distributed earnings allocated to nonvested shares	5,072	4,980	5,514
Less: undistributed earnings allocated to nonvested shares	15,024	33,843	43,022
Numerator for basic and diluted earnings per share	$2,058,083	3,893,710	3,889,975
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	257,746	272,019	283,319
Basic and diluted earnings per share	$7.98	14.31	13.73
For the years ended November 30, 2025, 2024 and 2023, there were no options to purchase shares of common stock that were outstanding and anti-dilutive.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at November 30, 2025 and 2024, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At November 30,
		2025		2024
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Financial Services:
Loans held-for-investment, net (1)	Level 3	$—	—	60,969	61,044
Loan held-for-sale (1)	Level 3	15,547	15,547	—	—
Investments held-to-maturity	Level 3	132,868	132,032	135,646	138,160
LIABILITIES
Homebuilding senior notes and other debt payable, net	Level 2	$4,084,686	4,122,169	2,258,283	2,264,375
Financial Services notes and other debt payable, net	Level 2	1,790,309	1,790,789	1,930,956	1,931,515
(1)During the year ended November 30, 2025, loans held-for-investment of $61.0 million (fair value of $50.3 million) were transferred to loans held-for-sale, based on the Company's intent to sell the loans in the near future.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at November 30,
(In thousands)	Fair Value Hierarchy	2025	2024
Financial Services Assets:
Residential loans held-for-sale	Level 2	$2,170,677	2,200,402
LMF Commercial loans held-for-sale	Level 3	26,401	50,316
Mortgage servicing rights	Level 3	3,266	3,463
Lennar Other Assets:
Investments in equity securities	Level 1	232,372	204,777
Investments available-for-sale	Level 3	39,060	40,578
Residential and LMF Commercial loans held-for-sale in the table above include:

	At November 30,
	2025		2024
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$2,206,966	(36,289)	2,263,310	(62,907)
LMF Commercial loans held-for-sale	26,525	(124)	50,020	296
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
Financial Services residential loans held-for-sale - The fair value of residential loans held-for-sale that trade in active secondary markets is determined based upon quoted market prices for similar mortgage loans, adjusted for credit risk and other loan characteristics, and is categorized as Level 2. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of November 30, 2025 and 2024. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

November 30, 2025
Unobservable inputs
Mortgage prepayment rate	9%
Discount rate	13%
Delinquency rate	11%
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
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	For the Years Ended November 30,
(In thousands)	2025	2024	2023
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$26,618	(52,482)	(26,658)
Mortgage loan commitments	19,930	(44,106)	1,016
Forward contracts	9,346	61,270	(28,431)
Changes in fair value included in Lennar Other gains (losses) from technology investments:
Investments in equity securities and other assets	$130,166	25,180	(50,162)
Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$(1,518)	2,650	2,471
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	For the Years Ended November 30,
	2025		2024
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,463	50,316	3,440	13,459
Purchases/loan originations	408	707,262	463	568,520
Sales/loan originations sold, including those not settled	—	(730,564)	—	(522,647)
Disposals/settlements (1)	(332)	—	(261)	(9,500)
Changes in fair value (2)	(273)	(124)	(179)	296
Interest and principal paydowns	—	(489)	—	188
Ending balance	$3,266	26,401	3,463	50,316
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

	For the Years Ended November 30,
		2025			2024			2023
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$1,817,075	1,631,871	(185,204)	516,081	467,946	(48,135)	458,569	396,795	(61,774)
Land and land under development (2)	Level 3	4,891	—	(4,891)	—	—	—	52,147	49,539	(2,608)
Deposits and pre-acquisition costs on real estate (3)	Level 3	23,082	—	(23,082)	5,120	—	(5,120)	19,914	—	(19,914)
Investments in unconsolidated entities (4)	Level 3	—	—	—	—	—	—	78,834	37,792	(41,042)
Financial Services - financial assets:
Loan held-for-sale (5)	Level 3	17,660	15,547	(2,113)	—	—	—	—	—	—
Multifamily - non-financial assets:
Land and land under development (6)	Level 3	$—	—	—	139,980	49,970	(90,010)	—	—	—
Investments in unconsolidated entities (7)	Level 3	23,216	—	(23,216)	24,753	—	(24,753)	—	—	—
(1)Represents losses due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.
(2)Valuation adjustments for finished homes and construction in progress, and land and land under development were included in Homebuilding costs and expenses in the Company's consolidated financial statements.
(3)Forfeited deposits and write-off of pre-acquisition costs on real estate were included in Homebuilding costs and expenses in the Company's consolidated statements of operations and comprehensive income (loss).
(4)Valuation adjustments related to Homebuilding investments in unconsolidated entities were primarily included in other income (expense), net and other gains (losses), net in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2023.
(5)Changes in fair value below amortized cost basis are recognized through a valuation allowance, with the adjustment included in Financial Services earnings in the Company's consolidated financial statements.
(6)Valuation adjustments for land and land under development were included in Multifamily costs and expenses.
(7)Valuation adjustments related to Multifamily investments in unconsolidated entities were included in other income (expense), net and other gains (losses), net in the Company's consolidated statements of operations and comprehensive income (loss) for the years ended November 30, 2025 and 2024.
During the year ended November 30, 2025, the Company wrote off $33.0 million relating to one of the Company's non-public technology cost method investments which was recorded in Other income (expense), net and other gains (losses), net in the Company’s consolidated statements of operations and comprehensive income (loss). During the year ended November 30, 2023, the Company wrote off $65.0 million relating to one of the Company's non-public technology cost method investments which was recorded in Other income (expense), net and other gains (losses), net in the Company’s consolidated statements of operations and comprehensive income (loss).
See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Homebuilding inventory and investments in unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Variable Interest Entities
During the year ended November 30, 2025, the Company evaluated the joint venture ("JV") agreements of its JV's that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no VIEs that were consolidated during the year ended November 30, 2025. During the year ended November 30, 2025, the Company deconsolidated two VIEs that had total assets and liabilities of $412.4 million and $100.1 million, respectively.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	At November 30,
	2025		2024
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$824,241	861,679	802,901	876,035
Multifamily (2)	167,873	169,364	136,158	140,120
Financial Services (3)	135,396	135,396	135,646	135,646
Lennar Other (4)	105,151	105,151	119,258	119,258
Total	$1,232,661	1,271,590	1,193,963	1,271,059
(1)As of November 30, 2025 and 2024, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs. In addition, as of November 30, 2025 and 2024, there was recourse debt of VIEs of $30.1 million and $44.2 million, respectively.
(2)As of November 30, 2025 and 2024, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs.
(3)As of both November 30, 2025 and 2024, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and primarily related to the Financial Services' CMBS held-to-maturity investments.
(4)At November 30, 2025 and 2024, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of November 30, 2025 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs.
Option Contracts
The Company evaluates option contracts with third party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of November 30, 2025, land under option with third parties that the Company was compelled to takedown was $984.4 million, of which $275.4 million were land purchase contract obligations due to land banks upon maturity of the contracts. The Company’s intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $712.0 million as of November 30, 2025.
During the year ended November 30, 2025, consolidated inventory not owned decreased by $2.4 billion with a $2.1 billion decrease to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2025. The decrease was primarily due to the reassessment of certain option contracts terms that were amended. This reassessment resulted in a decrease of $2.5 billion of consolidated inventory not owned with a corresponding decrease of $2.3 billion of liabilities related to consolidated inventory not owned. The decrease was partially offset by the consolidation of homesites under option contracts that the Company is compelled to takedown, which resulted in an increase of $663.3 million of consolidated inventory not owned with a corresponding increase of $612.7 million of liabilities related to consolidated inventory not owned. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying consolidated balance sheet as of November 30, 2025. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company’s exposure to losses on its option contracts with third parties and unconsolidated entities was as follows:

	At November 30,
(In thousands)	2025	2024
Non-refundable option deposits and pre-acquisition costs on real estate	$6,301,909	3,529,889
Non-refundable option deposits included in consolidated inventory not owned	220,025	520,731
Letters of credit in lieu of cash deposits under certain land and option contracts	443,277	341,834
For the year ended November 30, 2025, the Company purchased a significant portion of land from two land banks (the "Land Banks”). There were no amounts due to the Land Banks as of November 30, 2025, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of November 30, 2025, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $2.2 billion, which are included in the corresponding line item presented in the table above. As of November 30, 2025, total consolidated inventory not owned and liabilities related to consolidated inventory not owned for the option contracts with the Land Banks were $302.6 million and $257.9 million, respectively.
The Company believes there are other land banks that could be substituted should the Land Banks become unavailable or non-competitive with respect to land banking of future land. Thus, the Company does not believe that the loss of the Company’s relationship with these Land Banks would have a material adverse effect on the Company’s business, financial condition or cash flows.
As discussed in Note 2, in February 2025, the Company completed the spin-off of Millrose. The spin-off involved $5.6 billion of land assets, representing approximately 87,000 homesites. The Company entered into a Master Option Agreement ("Agreement") to option the land back from Millrose. As a result of entering into the Agreement with Millrose, the Company paid $584.0 million of option deposits to Millrose at the spin-off. Subsequently, in February 2025, Millrose acquired Rausch’s land assets (except for any homesites with homes under construction which were acquired by the Company) and Lennar paid Millrose an additional $90.4 million in option deposits. As of November 30, 2025, total deposits and pre-acquisition costs on real estate relating to option contracts with Millrose were $1.0 billion.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Commitments and Contingent Liabilities
The Company is involved in various claims, legal proceedings, and regulatory matters that arise in the ordinary course of business, including, but not limited to, matters related to construction defects, product liability, warranty claims, land use, zoning and permitting issues, environmental matters, contract disputes, employment matters, and other legal matters incidental to its business operations.
The Company follows established accounting standards to identify, evaluate, record, and disclose legal contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company does not record liabilities for contingencies when the likelihood of loss is remote or if reasonably possible, or when a probable loss cannot be reasonably estimated. If a loss is probable or reasonably possible, the Company discloses the nature of the contingency and, if estimable, the possible range of loss.
In assessing contingencies, management considers, among other factors, the nature of the claim, the status of the matter, the advice of legal counsel, the Company's historical experience with similar matters, insurance coverage, and recoveries, if any, and other relevant facts and circumstances. Estimates of loss contingencies are inherently subjective and involve significant judgment. As a result, actual outcomes may differ materially from amounts recorded or disclosed.
Certain of the Company's legal matters are covered, in whole or in part, by insurance policies subject to applicable retentions, deductibles, and policy limits, as well as through contractual indemnities. Recoveries, if any, are recognized only when realization is considered probable.
As of November 30, 2025, the Company has recorded accruals for loss contingencies that management believes are probable and reasonably estimable. These accruals are included in Other liabilities in the consolidated balance sheets. For these matters as well as for matters for which a loss is reasonably possible but not probable, management believes that any reasonably possible losses, either individually or in the aggregate, would not have a material adverse effect on the Company’s consolidated financial position. However, the ultimate resolution of these matters could have a material effect on the Company’s results of operations or cash flows in a particular period.
The Company cannot predict with certainty the outcome or timing of resolution of its pending matters, and no assurance can be given that the results will not differ from management’s expectations.
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

(Dollars in thousands)	At November 30, 2025
Right-of-use assets	$269,011
Lease liabilities	$264,157
Weighted-average remaining lease term (in years)	5.4
Weighted-average discount rate	4.7%

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancellable leases in effect at November 30, 2025 were as follows:

(In thousands)	Lease Payments
2026	$86,899
2027	55,515
2028	40,123
2029	28,709
2030	25,271
Thereafter	64,809
Total future minimum lease payments (1)	$301,326
Less: Interest (2)	37,169
Present value of lease liabilities (2)	$264,157
(1)Total future minimum lease payments exclude variable lease costs of $32.7 million and short-term lease costs of $2.0 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date. As of November 30, 2025, the Company recognized the lease liabilities on its consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities were as follows:

	For the Years Ended November 30,
(In thousands)	2025	2024	2023
Rental expense	$194,522	125,621	104,653
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the years ended November 30, 2025 and 2024, the Company had an immaterial amount of sublease income.
Letters of Credits and Surety Bonds
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. The Company also had outstanding surety bonds, including performance bonds related to site improvements at various projects (including certain joint ventures) and financial surety bonds. Although significant development and construction activities have been completed, these bonds are generally not released until all development and construction activities are completed (see Note 5 of the Notes to Consolidated Financial Statements for additional information).
The Company does not presently anticipate any draws upon these letters of credit or surety bonds that would have a material effect on its consolidated financial statements.
Option Agreements
The Company is subject to the usual obligations associated with contractual agreements entered into in routine conduct of its business (including option contracts) for the purchase, development and sale of real estate. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings (see Note 9 of the Notes to Consolidated Financial Statements for additional information).
Loan Servicing
Substantially all of the loans the Financial Services segment originates are sold within a short period on the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray any losses incurred by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors, which are included in Financial Services’ liabilities in the Company's consolidated balance sheets. These accruals are based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
believes it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving purchase claims exceed the Company’s expectations, additional recourse expense may be incurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Executive Chairman and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2025 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2025. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of November 30, 2025. The effectiveness of our internal control over financial reporting as of November 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lennar Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2025, of the Company and our report dated January 28, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Miami, Florida
January 28, 2026

Item 9B. Other Information.
During the three months ended November 30, 2025, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading "Information about our Executive Officers" in Part I. We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer and Executive Chairman, our Chief Financial Officer and our Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.lennar.com under "Investor Relations – Governance." We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics on our website within four business days following the date of the amendment or waiver. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2026 (120 days after the end of our fiscal year).
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement (other than information included under the subcaption "Pay versus Performance", which will be filed with the Securities and Exchange Commission not later than March 30, 2026 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2026 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2025:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
Equity compensation plans approved by stockholders	—	$—	8,955,116
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	8,955,116
(1)Both shares of Class A and Class B common stock may be issued.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2026 (120 days after the end of our fiscal year).
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2026 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a)Documents filed as part of this Report.
1.The following financial statements are contained in Item 8:
2.The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Schedule II—Valuation and Qualifying Accounts	98
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

4.4
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

10.6
Delayed Draw Term Loan Credit Agreement, dated as of May 14, 2025, among Lennar Corporation, as borrower, JPMorgan Chase Bank, N.A., administrative agent, the several lenders from time to time parties thereto, and the other parties and agents thereto - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 14, 2025.

10.7
Guarantee Agreement, dated as of May 14, 2025, among certain of the Lennar Corporation’s subsidiaries in favor of the guaranteed parties referred to therein - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 14, 2025.

10.8*
Form of Aircraft Time Sharing Agreement, dated February 12, 2015, between U.S. Home Corporation and Lessee - Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, dated February 12, 2015.

10.9*
Aircraft Time Sharing Agreement, dated December 4, 2023, between U.S. Home, LLC and Stuart Miller - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 4, 2023.

10.10*
Aircraft Time Sharing Agreement, dated December 4, 2023, between U.S. Home, LLC and Jonathan M. Jaffe - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated December 4, 2023.

10.11
Separation Agreement and General Release, dated July 14, 2023, between Lennar Corporation and Rick Beckwitt - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 14, 2023.

10.12*
Master Agreement, dated October 8, 2020, between AG Essential Housing Company 1, L.P. and Essential Housing Financing, LLC - Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

10.13*
Form of 2022 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Jaffe, and Ms. Bessette - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2022.

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

10.16*
Form of 2023 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Jaffe, and Ms. Bessette - Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 28, 2023.

10.17*
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

10.22*
Form of 2024 Award Agreement under the Company’s 2016 Equity Incentive Plan for Mr. Miller, Mr. Jaffe, and Ms. Bessette – Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 10-Q for the quarter ended February 29, 2024.

10.23*
2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Miller – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q for the quarter ended February 28, 2025.

10.24*
2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Jaffe – Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q for the quarter ended February 28, 2025.

10.25*
2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Ms. Bessette – Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q for the quarter ended February 28, 2025.

10.26*
2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Sustana – Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 10-Q for the quarter ended February 28, 2025.

10.27*
2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Mr. Collins – Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 10-Q for the quarter ended February 28, 2025.

10.28* **	2025 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Ms. Martin.

10.29*
Form of 2025 Award Agreement under the Company’s 2016 Equity Incentive Plan, as amended and restated, for Mr. Miller, Mr. Jaffe and Ms. Bessette – Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q for the quarter ended February 28, 2025.

10.30* **	Form of 2025 Award Agreement for Performance Shares under the Company’s 2016 Equity Incentive Plan, as amended and restated, for Ms. Martin.

10.31* **	Form of 2025 Award Agreement for Restricted Shares under the Company’s 2016 Equity Incentive Plan, as amended and restated, for Ms. Martin.

10.32* **	Form of 2025 Award Agreement for Sign-On Restricted Shares under the Company’s 2016 Equity Incentive Plan, as amended and restated, for Ms. Martin.

10.33*
Consulting Agreement, effective as of September 3, 2025, between the Company and Mark Sustana - Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 30, 2025.

19**	Insider Trading Policy.

21**	List of subsidiaries.

22.1**	List of guarantor subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14a/15d-14(a) Certification of Stuart Miller.

31.2**	Rule 13a-14a/15d-14(a) Certification of Diane Bessette.

32***	Section 1350 Certifications of Stuart Miller and Diane Bessette.

97	Executive Officer Recovery Policy – Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2023.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2025, filed on January 28, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

101.INS**	iXBRL Instance Document.
101.SCH**	iXBRL Taxonomy Extension Schema Document.
101.CAL**	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	iXBRL Taxonomy Extension Definition.
101.LAB**	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	iXBRL Taxonomy Presentation Linkbase Document.
104	The cover page from Lennar Corporation's fiscal year Report on Form 10-K for the year ended November 30, 2025 was formatted in iXBRL. (included in Exhibit 101)

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART MILLER
Stuart Miller
Executive Chairman and Chief Executive Officer
Date:	January 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart Miller	/S/ STUART MILLER
Executive Chairman, Chief Executive Officer and Director	Date:	January 28, 2026

Principal Financial Officer:

Diane Bessette	/S/ DIANE BESSETTE
Vice President and Chief Financial Officer	Date:	January 28, 2026

Principal Accounting Officer:

David Collins	/S/ DAVID COLLINS
Vice President and Controller	Date:	January 28, 2026

Directors:

Amy Banse	/S/ AMY BANSE
	Date:	January 28, 2026

Theron I. ("Tig") Gilliam, Jr.	/S/ THERON I. ("TIG") GILLIAM, JR.
	Date:	January 28, 2026

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 28, 2026

Teri McClure	/S/ TERI MCCLURE
	Date:	January 28, 2026

Armando Olivera	/S/ ARMANDO OLIVERA
	Date:	January 28, 2026

Dacona Smith	/S/ DACONA SMITH
	Date:	January 28, 2026

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 28, 2026

Serena Wolfe	/S/ SERENA WOLFE
	Date:	January 28, 2026

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2025, 2024 and 2023

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2025
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,399	907	(2,477)	—	829
Allowance for loan losses against loans receivable	$11,938	490	1,355	(9,623)	4,160
Allowance against net deferred tax assets	$2,593	7	—	(54)	2,546
Year ended November 30, 2024
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,374	677	(652)	—	2,399
Allowance for loan losses against loans receivable	$15,414	174	—	(3,650)	11,938
Allowance against net deferred tax assets	$2,333	268	—	(8)	2,593
Year ended November 30, 2023
Allowances deducted from assets to which they apply:
Allowance for credit losses against notes and other receivables	$2,179	274	(79)	—	2,374
Allowance for loan losses against loans receivable	$11,130	5,419	—	(1,135)	15,414
Allowance against net deferred tax assets	$2,903	89	—	(659)	2,333