Form 10-Q
period 2026-02-28
LENNAR CORP /NEW/
filed 2026-04-09
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of February 28, 2026:
Class A 215,244,398
Class B 31,053,898

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	February 28,	November 30,
	2026 (1)	2025 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$2,085,384	3,441,324
Restricted cash	27,541	25,930
Receivables, net	960,912	1,002,629
Inventories:
Finished homes and construction in progress	9,547,262	8,822,271
Land and land under development	928,517	1,098,961
Inventory owned	10,475,779	9,921,232
Consolidated inventory not owned	1,646,284	1,696,401
Inventory owned and consolidated inventory not owned	12,122,063	11,617,633
Deposits and pre-acquisition costs on real estate	6,824,948	6,383,633
Investments in unconsolidated entities	1,479,812	1,545,370
Goodwill	3,442,359	3,442,359
Other assets	1,787,517	1,794,378
	28,730,536	29,253,256
Financial Services	2,808,039	3,377,413
Multifamily	842,100	902,136
Lennar Other	829,667	897,632
Total assets	$33,210,342	34,430,437
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
As of February 28, 2026, total assets include $1.5 billion related to consolidated VIEs of which $49.7 million is included in Homebuilding cash and cash equivalents, $0.2 million in Homebuilding receivables, net, $38.2 million in Homebuilding finished homes and construction in progress, $232.9 million in Homebuilding land and land under development, $1.0 billion in Homebuilding consolidated inventory not owned, $94.1 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities, $1.7 million in Homebuilding other assets and $24.7 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	February 28,	November 30,
	2026 (2)	2025 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,737,575	1,812,484
Liabilities related to consolidated inventory not owned	1,447,697	1,476,376
Senior notes and other debts payable, net	4,065,459	4,084,686
Other liabilities	2,353,359	2,691,876
	9,604,090	10,065,422
Financial Services	1,390,277	2,010,598
Multifamily	88,547	113,361
Lennar Other	95,165	100,447
Total liabilities	11,178,079	12,289,828
Commitments and contingent liabilities (See Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2026 and November 30, 2025 - 400,000,000 shares; Issued: February 28, 2026 - 263,189,720 shares and November 30, 2025 - 261,579,253 shares	26,319	26,158
Class B common stock of $0.10 par value; Authorized: February 28, 2026 and November 30, 2025 - 90,000,000 shares; Issued: February 28, 2026 - 36,601,215 shares and November 30, 2025 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	5,993,733	5,909,726
Retained earnings	22,577,374	22,471,471
Treasury stock, at cost; February 28, 2026 - 47,945,322 shares of Class A common stock and 5,547,317 shares of Class B common stock; November 30, 2025 - 45,804,348 shares of Class A common stock and 5,384,202 shares of Class B common stock	(6,727,316)	(6,457,609)
Accumulated other comprehensive income	5,606	6,011
Total stockholders’ equity	21,879,376	21,959,417
Noncontrolling interests	152,887	181,192
Total equity	22,032,263	22,140,609
Total liabilities and equity	$33,210,342	34,430,437
(2)As of February 28, 2026, total liabilities include $1.0 billion related to consolidated VIEs as to which there was no recourse against the Company, of which $15.5 million is included in Homebuilding accounts payable, $961.7 million in Homebuilding liabilities related to consolidated inventory not owned, $1.2 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
As of November 30, 2025, total liabilities include $962.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $23.8 million is included in Homebuilding accounts payable, $930.1 million in Homebuilding liabilities related to consolidated inventory not owned, $6.0 million in Homebuilding senior notes and other debts payable, net, $1.5 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	February 28,
	2026	2025
Revenues:
Homebuilding	$6,298,563	7,283,870
Financial Services	215,555	277,077
Multifamily	82,499	63,196
Lennar Other	22,859	7,402
Total revenues	6,619,476	7,631,545
Costs and expenses:
Homebuilding	5,970,420	6,539,960
Financial Services	124,242	133,594
Multifamily	90,428	73,376
Lennar Other	43,684	23,564
Corporate general and administrative	157,638	147,378
Charitable foundation contribution	16,863	17,834
Total costs and expenses	6,403,275	6,935,706
Equity in earnings from unconsolidated entities	63,268	33,234
Other income, net and other gains, net	8,146	31,668
Lennar Other gains (losses) from technology investments	14,838	(62,503)
Earnings before income taxes	302,453	698,238
Provision for income taxes	(69,092)	(169,525)
Net earnings (including net earnings attributable to noncontrolling interests)	233,361	528,713
Less: Net earnings attributable to noncontrolling interests	3,978	9,187
Net earnings attributable to Lennar	$229,383	519,526
Other comprehensive loss, net of tax:
Net unrealized losses on securities available-for-sale	$(405)	(178)
Total other comprehensive loss, net of tax	$(405)	(178)
Total comprehensive income attributable to Lennar	$228,978	519,348
Total comprehensive income attributable to noncontrolling interests	$3,978	9,187
Basic and diluted earnings per share	$0.93	1.96

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	February 28,
	2026	2025
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$233,361	528,713
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	33,388	31,332
Amortization of discount/premium and accretion on debt, net	112	(91)
Equity in earnings from unconsolidated entities	(63,268)	(33,234)
Distributions of earnings from unconsolidated entities	26,656	11,586
Share-based compensation expense	62,377	84,085
Deferred income tax expense	44,205	23,472
Loans held-for-sale unrealized (gains) losses	(32,402)	(30,403)
Lennar Other (gains) losses from technology investments and other (gains) losses, net	(14,838)	71,427
Gains on sale of operating properties and equipment and other assets	(9,296)	(23,411)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	38,128	28,261
Changes in assets and liabilities:
Decrease in receivables	296,232	117,753
Increase in inventories, excluding valuation adjustments	(652,015)	(513,257)
Increase in deposits and pre-acquisition costs on real estate	(353,721)	(757,972)
Increase in other assets	(36,460)	(57,501)
Decrease in loans held-for-sale	397,801	445,233
Decrease in accounts payable and other liabilities	(403,762)	(215,035)
Net cash used in operating activities	(433,502)	(289,042)
Cash flows from investing activities:
Net additions of operating properties and equipment	(29,992)	(56,043)
Proceeds from sale of other assets	26,163	40,258
Proceeds from sale of investments in unconsolidated joint venture	—	233,007
Proceeds from sales of investments	28,258	72,003
Investments in and contributions to unconsolidated entities	(31,841)	(78,709)
Distributions of capital from unconsolidated entities	104,999	35,455
Acquisition, net of cash and restricted cash acquired	—	(231,426)
Decrease in Financial Services loans held-for-investment	—	8,467
Purchases of investment securities	(6,218)	(3,456)
Proceeds from maturities/sales of investment securities	1,993	1,934
Net cash provided by investing activities	$93,362	21,490

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 28,
	2026	2025
Cash flows from financing activities:
Net repayments under warehouse facilities	$(599,303)	(533,831)
Principal payments on notes payable and other borrowings	(12,092)	(27,600)
Net cash distributed in connection with Millrose Properties, Inc. spin-off	—	(416,006)
Proceeds from liabilities related to consolidated inventory not owned	—	259
Payments for liabilities related to consolidated inventory not owned	(80,155)	(255,862)
Payments related to other liabilities, net	(1,421)	(1,421)
Receipts related to noncontrolling interests	1,083	11,328
Payments related to noncontrolling interests	(10,709)	(5,389)
Common stock:
Repurchases	(269,707)	(774,475)
Dividends	(123,480)	(131,646)
Net cash used in financing activities	(1,095,784)	(2,134,643)
Net decrease in cash and cash equivalents and restricted cash	(1,435,924)	(2,402,195)
Cash and cash equivalents and restricted cash at beginning of period	3,830,734	4,990,210
Cash and cash equivalents and restricted cash at end of period	$2,394,810	2,588,015
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$2,085,384	2,283,928
Financial Services	210,147	188,833
Multifamily	32,623	15,030
Lennar Other	24,488	28,981
Homebuilding restricted cash	27,541	22,487
Financial Services restricted cash	14,627	48,756
	$2,394,810	2,588,015
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Payments of inventories financed by sellers	$1,235	320
Net non-cash contributions to unconsolidated entities	21,241	17,330
Non-cash sale of investments in unconsolidated entities	90,730	—
Non-cash impact of Millrose Properties, Inc. spin-off:
Inventories	$—	(5,576,376)
Investments in unconsolidated entities	—	1,194,711
Other assets	—	(60,156)
Notes payable	—	19,000
Retained earnings	—	4,422,821

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025 ("2025 Form 10-K"). The basis of consolidation is unchanged from the disclosure in the Company's Notes to Consolidated Financial Statements section in its 2025 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2026 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of February 28, 2026 and November 30, 2025 included $530.6 million and $150.6 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During the three months ended February 28, 2026 and 2025, the Company granted employees 1.5 million and 1.4 million of nonvested shares of Class A common stock, respectively.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company's fiscal year ending November 30, 2026 and may be applied either retrospectively or prospectively. The Company does not expect ASU 2023-09 to have a material effect on its condensed consolidated financial statements and disclosures.
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
Reclassifications
In the first quarter of fiscal 2026, the Company implemented a reorganization of certain geographic communities within its Homebuilding segments. As a result of this reorganization, eleven communities previously allocated to the Central segment were moved to the East segment. Accordingly, the Company reclassified certain prior year segment information in the condensed consolidated financial statements to conform with the 2026 presentation. This reclassification was for operational purposes and between segments and had no impact on the Company's total assets, total equity, revenue or net income in the condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(2) Operating and Reporting Segments
Operations of the Company’s Homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company defines the Chief Operating Decision Maker ("CODM") function as the Executive Chairman, Chief Executive Officer and President. The CODM manages and assesses the Company's Homebuilding performance at a regional level. The CODM evaluates the Homebuilding segment performance using each segment’s revenues generated from sales of homes and earnings (loss) before income taxes. These operating results are reviewed against the annual business plan and quarterly forecast updates, as applicable, and used by the CODM when making the Company’s decisions about the allocation of operating and capital resources to each Homebuilding segment. The CODM’s evaluation of the Financial Services, Multifamily and Lennar Other segments is based on the revenues and earnings (loss) before income taxes.
Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented. The following are the Company’s operating and reportable segments:
Homebuilding segments: (1) East (2) Central (3) South Central (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	At February 28, 2026
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$2,085,384	210,147	32,623	24,488	2,352,642
Restricted cash	27,541	14,627	—	—	42,168
Receivables, net (1)	960,912	305,460	39,888		1,306,260
Inventory owned and consolidated inventory not owned	12,122,063	—	212,882	—	12,334,945
Deposits and pre-acquisition costs on real estate	6,824,948	—	7,756	—	6,832,704
Investments in unconsolidated entities	1,479,812	2,431	474,767	361,092	2,318,102
Loans held-for-sale (2)	—	1,847,078	—	—	1,847,078
Investments in equity securities (3)	—	—	—	222,460	222,460
Investments available-for-sale (4)	—	—	—	38,655	38,655
Investments held-to-maturity	—	130,997	—	—	130,997
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,787,517	107,600	74,184	182,972	2,152,273
Total assets	$28,730,536	2,808,039	842,100	829,667	33,210,342
Liabilities:
Senior notes and other debts payable, net	$4,065,459	1,191,006	—	—	5,256,465
Liabilities related to consolidated inventory not owned	1,447,697	—	—	—	1,447,697
Accounts payable and other liabilities	4,090,934	199,271	88,547	95,165	4,473,917
Total liabilities	$9,604,090	1,390,277	88,547	95,165	11,178,079

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	At November 30, 2025
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$3,441,324	258,873	34,172	21,936	3,756,305
Restricted cash	25,930	48,499	—	—	74,429
Receivables, net (1)	1,002,629	429,560	38,673	—	1,470,862
Inventory owned and consolidated inventory not owned	11,617,633	—	223,622	—	11,841,255
Deposits and pre-acquisition costs on real estate	6,383,633	—	15,096	—	6,398,729
Investments in unconsolidated entities	1,545,370	2,528	506,573	367,965	2,422,436
Loans held-for-sale (2) (5)	—	2,212,624	—	—	2,212,624
Investments in equity securities (3)	—	—	—	346,820	346,820
Investments available-for-sale (4)	—	—	—	39,060	39,060
Investments held-to-maturity	—	132,868	—	—	132,868
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,794,378	102,762	84,000	121,851	2,102,991
Total assets	$29,253,256	3,377,413	902,136	897,632	34,430,437
Liabilities:
Senior notes and other debts payable, net	$4,084,686	1,790,309	—	—	5,874,995
Liabilities related to consolidated inventory not owned	1,476,376	—	—	—	1,476,376
Accounts payable and other liabilities	4,504,360	220,289	113,361	100,447	4,938,457
Total liabilities	$10,065,422	2,010,598	113,361	100,447	12,289,828
(1)Financial Services, receivables, net, are primarily related to loans sold to investors for which the Company had not yet been paid as of both February 28, 2026 and November 30, 2025.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value, of which $15.3 million and $15.5 million of residential loans are carried at lower of cost or fair value as of February 28, 2026 and November 30, 2025, respectively.
(3)Investments in equity securities include investments of $114.4 million without readily available fair values as of both February 28, 2026 and November 30, 2025.
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
East: Florida, New Jersey and Pennsylvania
Central: Alabama, Georgia, Illinois, Indiana, Maryland/Virginia, Minnesota, North Carolina, South Carolina and Tennessee
South Central: Arkansas, Kansas, Oklahoma and Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC (“FivePoint”).

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The assets related to the Company’s Homebuilding segments were as follows:

(In thousands)	At February 28, 2026	At November 30, 2025
East	$5,510,902	5,413,918
Central	4,686,323	4,565,781
South Central	4,553,494	4,195,858
West	9,775,856	9,519,804
Other	1,800,785	1,692,453
Corporate and Unallocated	2,403,176	3,865,442
Total Homebuilding	$28,730,536	29,253,256
Financial information relating to the Company’s segments was as follows:

	Three Months Ended February 28, 2026
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$1,512,078	1,345,033	1,160,180	2,251,747	3,884	6,272,922	—	—	—	6,272,922
Sales of land	8,074	873	4,023	2,188	—	15,158	—	—	—	15,158
Other revenues	4,869	1,153	660	1,202	2,599	10,483	215,555	82,499	22,859	331,396
Total revenues	1,525,021	1,347,059	1,164,863	2,255,137	6,483	6,298,563	215,555	82,499	22,859	6,619,476
Costs and expenses:
Costs of home sold	1,238,852	1,152,715	956,368	1,967,522	6,157	5,321,614	—	—	—	5,321,614
Costs of land sold	15,302	3,736	6,368	5,905	—	31,311	—	—	—	31,311
Other costs and expenses	—	—	—	—	—	—	124,242	90,428	43,684	258,354
Selling, general and administrative expenses	162,774	148,205	107,634	191,170	7,712	617,495	—	—	—	617,495
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	157,638
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	16,863
Total costs and expenses	1,416,928	1,304,656	1,070,370	2,164,597	13,869	5,970,420	124,242	90,428	43,684	6,403,275
Equity in earnings (losses) from unconsolidated entities	10,683	59	(15)	912	26,542	38,181	—	25,481	(394)	63,268
Other income (expense), net and other gains (losses), net	(3,821)	1,883	(1,669)	(2,032)	12,343	6,704	—	307	1,135	8,146
Lennar Other gains from technology investments	—	—	—	—	—	—	—	—	14,838	14,838
Earnings (loss) before income taxes	$114,955	44,345	92,809	89,420	31,499	373,028	91,313	17,859	(5,246)	302,453

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended February 28, 2025
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$1,655,259	1,530,193	1,160,523	2,888,685	5,886	7,240,546	—	—	—	7,240,546
Sales of land	23,122	1,600	5,604	5,000	—	35,326	—	—	—	35,326
Other revenues	2,736	854	701	1,248	2,459	7,998	277,077	63,196	7,402	355,673
Total revenues	1,681,117	1,532,647	1,166,828	2,894,933	8,345	7,283,870	277,077	63,196	7,402	7,631,545
Costs and expenses:
Costs of home sold	1,303,019	1,245,610	946,529	2,386,679	6,307	5,888,144	—	—	—	5,888,144
Costs of land sold	23,511	3,040	2,940	6,586	—	36,077	—	—	—	36,077
Other costs and expenses	—	—	—	—	—	—	133,594	73,376	23,564	230,534
Selling, general and administrative expenses	162,186	152,324	94,822	202,381	4,026	615,739	—	—	—	615,739
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	147,378
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	17,834
Total costs and expenses	1,488,716	1,400,974	1,044,291	2,595,646	10,333	6,539,960	133,594	73,376	23,564	6,935,706
Equity in earnings (losses) from unconsolidated entities	6,638	(3)	(2)	(28)	28,399	35,004	—	727	(2,497)	33,234
Other income (expense), net and other gains (losses), net	25,315	2,050	(452)	(478)	3,924	30,359	—	9,430	(8,121)	31,668
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(62,503)	(62,503)
Earnings (loss) before income taxes	$224,354	133,720	122,083	298,781	30,335	809,273	143,483	(23)	(89,283)	698,238
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
(2)The Other segment includes operating results from the Company's Urban divisions, which are not considered reportable segments.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
At February 28, 2026, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
March 2026 (1)	$250,000	250,000	500,000
May 2026	250,000	250,000	500,000
July 2026	100,000	100,000	200,000
September 2026	200,000	200,000	400,000
November 2026	100,000	100,000	200,000
December 2026	—	375,000	375,000
Total residential facilities	$900,000	1,275,000	2,175,000
LMF commercial facilities maturing:
January 2027	100,000	—	100,000
December 2027	200,000	—	200,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$2,475,000
(1)Subsequent to February 28, 2026, the maturity date was extended to March 2027.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	At February 28, 2026	At November 30, 2025
Borrowings under residential facilities	$1,008,627	1,653,484
Collateral under residential facilities	1,794,339	1,718,338
Borrowings under LMF Commercial facilities	61,000	13,719
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the loans the Financial Services segment originates are sold within a short period on the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray any losses incurred by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors, which are included in Financial Services’ liabilities in the Company's consolidated balance sheets. These accruals are based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving purchase claims exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three months ended February 28, 2026 and 2025. Loan origination liabilities were $17.4 million as of both February 28, 2026 and November 30, 2025 and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2026	2025
Originations (1)	$83,050	127,965
Sold	33,325	94,887
Securitizations	1	4
(1)During both the three months ended February 28, 2026 and 2025, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At February 28, 2026 and November 30, 2025, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three months ended February 28, 2026 and 2025. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	At February 28, 2026	At November 30, 2025
Carrying value	$130,997	132,868
Outstanding debt, net of debt issuance costs	121,379	123,106
Incurred interest rate	3.4%	3.4%

	At February 28, 2026
	Range
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily segment (i) manages and owns interests in funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) manages and owns interests in joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and from management and promote fees generated from funds and joint ventures less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily segment also include equity in earnings (losses) from unconsolidated entities and other gains (losses), which include proceeds of sales of investments.
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
The Company has investments in several publicly traded technology companies, which are held at market and the carrying value of which will therefore change depending on the value of the Company's shareholdings in those entities on the

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
last day of each quarter. All the investments are accounted for as investments in equity securities and other assets which are held at fair value and the changes in fair values are recognized through earnings.
During the three months ended February 28, 2026 and February 28, 2025, the Company recorded mark-to-market gains of $14.8 million and losses of $62.5 million, respectively, on its publicly traded technology investments, which were included in Lennar Other gains (losses) in the Company's condensed consolidated statements of operations and comprehensive income (loss).
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	At February 28, 2026	At November 30, 2025
Investments in unconsolidated entities (1) (2)	$1,479,812	1,545,370
Underlying equity in unconsolidated entities' net assets (1) (2)	1,777,533	1,790,697
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of February 28, 2026 and November 30, 2025, the carrying amount of the Company's investment was $605.6 million and $585.2 million, respectively.
As of February 28, 2026 and November 30, 2025, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $324.0 million and $511.9 million, respectively.
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
As of both February 28, 2026 and November 30, 2025, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were immaterial. The Company believes that as of February 28, 2026, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2025 Form 10-K.
The Upward America Venture LP (“Upward America”) is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by the Company. As of February 28, 2026 and November 30, 2025, the carrying amount of the Company's investment in Upward America was $12.4 million and $13.8 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute to the Company after the achievement of certain thresholds. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2025 Form 10-K. As of both February 28, 2026 and November 30, 2025, the fair value of the completion guarantees was immaterial. As of February 28, 2026 and November 30, 2025, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $727.6 million and $798.1 million, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of joint ventures' rental operation projects and investments in various rental projects.
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

	Three Months Ended February 28,
(In thousands)	2026	2025
General contractor services, net of deferrals	$53,243	30,450
General contractor costs	51,880	28,314
Land sales to joint ventures	—	17,330
Management fee income, net of deferrals	2,843	6,941
The Multifamily segment includes managing and investing in Multifamily Venture Fund I LP (“LMV I”), Multifamily Venture Fund II LP (“LMV II”), Canada Pension Plan Investments Fund (the “CPPIB Fund”) and a joint venture with an institutional investor (the “Institutional JV”), which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. As of February 28, 2026, the Company has a $28.2 million investment in the CPPIB Fund. The Company's stated ownership percentage in the Institutional JV is 10%. As of February 28, 2026, the Company holds a $41.1 million investment in the Institutional JV. Additional dollars will be committed as opportunities are identified by the CPPIB Fund and the Institutional JV.
In December 2025, the Company sold a majority interest in Quarterra Group, Inc. ("Quarterra"), a subsidiary of the Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a non-controlling interest. The sale of Quarterra to TPG did not have a material impact on the Company's condensed consolidated financial statements.
Details of LMV I and LMV II are included below:

	At February 28, 2026
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$71,667	194,320
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,229,585
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	371,492
Lennar's remaining commitments (1)	3,635	9,508
Distributions to Lennar during the three months ended February 28, 2026	37,083	24,425
(1)While there are remaining commitments with LMV I, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects as the fund has come to the end of its contractual life. During the year ended November 30, 2025, 35 LMV I rental operation projects were sold to various third-party buyers. During the three months ended February 28, 2026, one additional LMV I rental operation project was sold to third-party buyers.
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $128.6 million and $133.0 million as of February 28, 2026 and November 30, 2025, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds accounted for under the equity method of accounting with a carrying value of $232.5 million and $235.0 million, as of February 28, 2026 and November 30, 2025, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three months ended February 28, 2026 and 2025:

	Three Months Ended February 28, 2026
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2025	$22,140,609	26,158	3,660	5,909,726	(6,457,609)	6,011	22,471,471	181,192
Net earnings (including net earnings attributable to noncontrolling interests)	233,361	—	—	—	—	—	229,383	3,978
Employee stock and directors plans	(8,419)	161	—	21,630	(30,210)	—	—	—
Purchases of treasury stock	(239,497)	—	—	—	(239,497)	—	—	—
Amortization of restricted stock	62,377	—	—	62,377	—	—	—	—
Cash dividends	(123,480)	—	—	—	—	—	(123,480)	—
Receipts related to noncontrolling interests	1,083	—	—	—	—	—	—	1,083
Payments related to noncontrolling interests	(10,709)	—	—	—	—	—	—	(10,709)
Non-cash purchase or activity of noncontrolling interests, net	(22,657)	—	—	—	—	—	—	(22,657)
Total other comprehensive loss, net of tax	(405)	—	—	—	—	(405)	—	—
Balance at February 28, 2026	$22,032,263	26,319	3,660	5,993,733	(6,727,316)	5,606	22,577,374	152,887

	Three Months Ended February 28, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid - in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2024	$28,021,225	25,998	3,660	5,729,434	(3,649,564)	7,529	25,753,078	151,090
Net earnings (including net earnings attributable to noncontrolling interests)	528,713	—	—	—	—	—	519,526	9,187
Employee stock and directors plans	(64,393)	135	—	232	(64,760)	—	—	—
Purchases of treasury stock	(709,715)	—	—	—	(709,715)	—	—	—
Amortization of restricted stock	84,085	—	—	84,085	—	—	—	—
Cash dividends	(131,646)	—	—	—	—	—	(131,646)	—
Receipts related to noncontrolling interests	11,328	—	—	—	—	—	—	11,328
Payments related to noncontrolling interests	(5,389)	—	—	—	—	—	—	(5,389)
Millrose Properties, Inc. spin-off	(4,838,827)	—	—	—	—	—	(4,838,827)	—
Non-cash purchase or activity of noncontrolling interests, net	(27,859)	—	—	(949)	—	—	—	(26,910)
Total other comprehensive loss, net of tax	(178)	—	—	—	—	(178)	—	—
Balance at February 28, 2025	$22,867,344	26,133	3,660	5,812,802	(4,424,039)	7,351	21,302,131	139,306
On April 8, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share on both its Class A and Class B common stock, payable on May 6, 2026 to holders of record at the close of business on April 22, 2026. On February 19, 2026, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on February 4, 2026. The Company approved and paid cash dividends of $0.50 per share for each of the four quarters of 2025 for both its Class A and Class B common stock.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At February 28, 2026, the Company has a remaining authorization to repurchase $1.5 billion in value of the Company's Class A or Class B common stock. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended February 28,
	2026		2025
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B
Shares repurchased	1,836,885	163,115	4,770,000	458,805
Total purchase price	$219,271	$17,816	$644,618	$58,121
Average price per share	$119.37	$109.22	$135.14	$126.68
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended
	February 28,
(Dollars in thousands)	2026	2025
Provision for income taxes	$69,092	169,525
Effective tax rate (1)	23.1%	24.6%
(1)For the three months ended February 28, 2026 and 2025, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The decrease in the effective tax rate for the three months ended February 28, 2026 compared to the prior period was primarily due to a charitable contribution of appreciated stock.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2026	2025
Numerator:
Net earnings attributable to Lennar	$229,383	519,526
Less: distributed earnings allocated to nonvested shares	1,170	955
Less: undistributed earnings allocated to nonvested shares	1,164	3,862
Numerator for basic and diluted earnings per share	227,049	514,709
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	244,438	262,733
Basic and diluted earnings per share	$0.93	1.96

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	At February 28, 2026	At November 30, 2025
Unsecured delayed draw term loan facility due 2028	$1,710,000	1,710,000
5.25% senior notes due 2026	400,304	400,608
5.00% senior notes due 2027	350,494	350,590
4.75% senior notes due 2027	698,990	698,845
5.20% senior notes due 2030	694,478	694,165
Mortgage notes on land and other debt	211,193	230,478
	$4,065,459	4,084,686
The carrying amounts of the senior notes in the table above are net of debt issuance costs of $6.5 million and $7.0 million as of February 28, 2026 and November 30, 2025, respectively.
In May 2025, the Company also entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. In July 2025, the total commitment under the Delayed Draw Term Loan Facility was increased by $100 million, thereby increasing the borrowing available capacity to $1.7 billion. Once drawn, the Company may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at the Company’s discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin. As of February 28, 2026, the Company had outstanding borrowings of $1.7 billion under the credit agreement governing its new unsecured Delayed Draw Term Loan Facility.
The maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	At February 28, 2026
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The credit agreement also provides that up to $477.5 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2025 Form 10-K. In addition to the Credit Facility, the Company has other letter of credit facilities with different financial institutions.
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2025 Form 10-K. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	At February 28, 2026	At November 30, 2025
Performance letters of credit	$2,039,975	1,963,643
Financial letters of credit	853,997	926,304
Surety bonds	5,646,906	5,614,807
Anticipated future costs primarily for site improvements related to performance surety bonds	3,114,409	3,056,582
The Company's outstanding senior notes are guaranteed by certain of its wholly-owned subsidiaries, which are primarily homebuilding subsidiaries. These guarantees are full and unconditional. The guarantors of the Company's senior notes are currently those subsidiaries that also guarantee the Company's letter of credit facilities, its Credit Facility and Delayed Draw Term Loan Facility. Under the indentures governing the Company's senior notes, guarantees may be suspended or released under certain circumstances. Other than as set forth in the Supplemental Financial Information, the terms of guarantees are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2025 Form 10-K.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at February 28, 2026 and November 30, 2025, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At February 28, 2026		At November 30, 2025
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-sale	Level 3	$15,278	15,278	15,547	15,547
Investments held-to-maturity	Level 3	130,997	130,156	132,868	132,032
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,065,459	4,106,171	4,084,686	4,122,169
Financial Services notes and other debts payable, net	Level 2	1,191,006	1,191,448	1,790,309	1,790,789
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		February 28, 2026	November 30, 2025
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,756,684	2,170,677
LMF Commercial loans held-for-sale	Level 3	74,793	26,401
Mortgage servicing rights	Level 3	2,783	3,266
Forward options	Level 1	2,076	986
Lennar Other Assets:
Investments in equity securities	Level 1	$108,012	232,372
Investments available-for-sale	Level 3	38,655	39,060

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	At February 28, 2026		At November 30, 2025
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,760,512	(3,828)	2,206,966	(36,289)
LMF Commercial loans held-for-sale	76,250	(1,457)	26,525	(124)
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
Financial Services residential loans held-for-sale - The fair value of residential loans held-for-sale that trade in active secondary markets is determined based upon quoted market prices for similar mortgage loans, adjusted for credit risk and other loan characteristics, and is categorized as Level 2. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of February 28, 2026 and November 30, 2025. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
LMF Commercial loans held-for-sale - The fair value of commercial loans held-for-sale is calculated from model-based techniques that use discounted cash flow assumptions and the Company’s own estimates of CMBS spreads, market interest rate movements and the underlying loan credit quality. The details and methods of the calculation are unchanged from the fair value disclosure in the Company's Notes to the Financial Statements section in its 2025 Form 10-K. These methods use unobservable inputs in estimating a discount rate that is used to assign a value to each loan. While the cash payments on the loans are contractual, the discount rate used and assumptions regarding the relative size of each class in the CMBS capital structure can significantly impact the valuation. Therefore, the estimates used could differ materially from the fair value determined when the loans are sold to a securitization trust.
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

	February 28, 2026	November 30, 2025
Unobservable inputs:
Mortgage prepayment rate	9%	9%
Discount rate	13%	13%
Delinquency rate	14%	11%
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
Lennar Other investments in equity securities - The fair value of investments in equity securities was calculated based on independent quoted market prices. The Company’s investments in equity securities were recorded at fair value with all changes in fair value recorded to Lennar Other gains (losses) from technology investments on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended
	February 28,
(In thousands)	2026	2025
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$32,402	30,403
Mortgage loan commitments	7,210	33,504
Forward contracts	(12,983)	(48,463)
Interest rate swaps	(9,272)	(3,296)
Changes in fair value included in Lennar Other gains (losses) from technology investments:
Investments in equity securities	$14,838	(62,503)

Changes in fair value included in other comprehensive loss, net of tax:
Lennar Other investments available-for-sale	$(405)	(178)
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended February 28,
	2026		2025
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,266	26,401	3,463	50,316
Purchases/loan originations	72	83,050	26	127,965
Sales/loan originations sold, including those not settled	—	(33,325)	—	(94,887)
Disposals/settlements	(51)	—	(97)	—
Changes in fair value (1)	(504)	(1,457)	(95)	(281)
Interest and principal paydowns	—	124	—	(319)
Ending balance	$2,783	74,793	3,297	82,794
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

		Three Months Ended February 28,
		2026			2025
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$404,294	371,507	(32,787)	259,540	239,197	(20,343)
Land and land under development (2)	Level 3	—	—	—	190	134	(56)
Deposits and pre-acquisition costs on real estate (3)	Level 3	5,341	—	(5,341)	268	—	(268)
Financial Services - financial assets:
Loans held-for-sale (4)	Level 3	$15,317	15,169	(148)	—	—	—
Multifamily - non-financial assets:
Investments in unconsolidated entities (5)	Level 3	$—	—	—	7,594	—	(7,594)
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(4)Changes in fair value below amortized cost basis are recognized through a valuation allowance, with the adjustment included in Financial Services earnings in the Company's condensed consolidated statements of operations and comprehensive income (loss).
(5)Valuation adjustments related to investments in unconsolidated entities were primarily included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss).
Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company disclosed its accounting policy related to inventories and its review for indicators of impairment in the Summary of Significant Accounting Policies in its 2025 Form 10-K.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

			Communities with valuation adjustments
At or for the Three Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
February 28, 2026	1,678	170	4	$27,183	$5,659
February 28, 2025	1,584	46	2	14,934	3,834
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Three Months Ended February 28,
	2026			2025
Unobservable inputs	Range			Range
Average selling price (1)	$166,000	—	310,000	215,000	—	571,000
Absorption rate per quarter (homes)	7	—	19	5	—	7
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the three months ended February 28, 2026 and 2025.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its 2025 Form 10-K.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from the unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three months ended February 28, 2026, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment. During the three months ended February 28, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an other-than-temporary impairment of $7.6 million included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss).
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(9)Variable Interest Entities
During the three months ended February 28, 2026, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities ("VIEs") that were consolidated or deconsolidated during the three months ended February 28, 2026.
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
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	At February 28, 2026		At November 30, 2025
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$794,825	809,433	824,241	861,679
Multifamily (2)	379,061	380,515	167,873	169,364
Financial Services (3)	133,428	133,428	135,396	135,396
Lennar Other (4)	103,901	103,901	105,151	105,151
	$1,411,215	1,427,277	1,232,661	1,271,590
(1)As of February 28, 2026 and November 30, 2025, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs. In addition, as of February 28, 2026 and November 30, 2025, there was recourse debt of VIEs of $8.2 million and $30.1 million, respectively.
(2)As of both February 28, 2026 and November 30, 2025, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The increase was primarily due to LMV II becoming a VIE in anticipation of future capital contributions.
(3)As of both February 28, 2026 and November 30, 2025, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and primarily related to the Financial Services' CMBS held-to-maturity investments.
(4)As of both February 28, 2026 and November 30, 2025, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of February 28, 2026 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs.
Option Contracts
The Company has access to land through option contracts, which generally enable it to control portions of properties owned by third parties (including land banks) until the Company has determined whether to exercise the options. All deposits and pre-acquisition costs on real estate, including option maintenance fees paid to land banks, are capitalized on the condensed consolidated balance sheet and are allocated to the land basis when the land is acquired.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Company evaluates option contracts with third-party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of February 28, 2026, land under option with third parties that the Company was compelled to takedown was $1.0 billion, of which $267.8 million were land purchase contract obligations due to land banks upon maturity of the contracts. The Company's intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $631.0 million as of February 28, 2026.
During the three months ended February 28, 2026, consolidated inventory not owned decreased by $50.1 million with a $28.7 million decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2026. The decrease was primarily due to takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of February 28, 2026. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(In thousands)	At February 28, 2026	At November 30, 2025
Non-refundable option deposits and pre-acquisition costs on real estate	$6,735,971	6,301,909
Non-refundable option deposits included in consolidated inventory not owned	198,587	220,025
Letters of credit in lieu of cash deposits under certain land and option contracts	423,767	443,277
For the three months ended February 28, 2026, the Company purchased a significant portion of land from three land banks (the “Land Banks”). There were no amounts due to the Land Banks as of February 28, 2026, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of February 28, 2026, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $2.8 billion, which are included in the corresponding line item presented in the table above. As of February 28, 2026, total consolidated inventory not owned and liabilities related to consolidated inventory not owned for the option contracts with the Land Banks were $449.6 million and $349.8 million. As of February 28, 2026, total deposits and pre-acquisition costs on real estate relating to option contracts with Millrose were $1.1 billion.
The Company believes there are other land banks that could be substituted should the Land Banks become unavailable or non-competitive with respect to land banking of future land. Thus, the Company does not believe that the loss of the Company’s relationship with these Land Banks would have a material adverse effect on the Company’s business, financial condition or cash flows.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(10)Commitments and Contingent Liabilities
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
As of February 28, 2026, the Company has recorded accruals for loss contingencies that management believes are probable and reasonably estimable. These accruals are included in Other liabilities in the condensed consolidated balance sheets. For these matters as well as for matters for which a loss is reasonably possible but not probable, management believes that any reasonably possible losses, either individually or in the aggregate, would not have a material adverse effect on the Company’s consolidated financial position. However, the ultimate resolution of these matters could have a material effect on the Company’s results of operations or cash flows in a particular period.
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

	Three Months Ended
	February 28,
(In thousands)	2026	2025
Warranty reserve, beginning of the period	$400,591	446,240
Warranties issued	42,520	60,468
Adjustments to pre-existing warranties from changes in estimates (1)	13,006	2,562
Payments	(74,451)	(80,344)
Warranty reserve, end of period	$381,666	428,926
(1)The adjustments to pre-existing warranties from changes in estimates during the three months ended February 28, 2026 and 2025 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	At February 28, 2026	At November 30, 2025
Right-of-use assets	$252,317	269,011
Lease liabilities	249,851	264,157
Weighted-average remaining lease term (in years)	5.3	5.4
Weighted-average discount rate	4.4%	4.7%
Future minimum payments under the noncancellable leases in effect at February 28, 2026 were as follows:

(In thousands)	Lease Payments
2026	$65,382
2027	58,181
2028	40,592
2029	28,680
2030	25,193
Thereafter	66,331
Total future minimum lease payments (1)	$284,359
Less: Interest (2)	34,508
Present value of lease liabilities (2)	$249,851
(1)Total future minimum lease payments exclude variable lease costs of $33.9 million and short-term lease costs of $3.7 million.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date. As of February 28, 2026, the Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities was as follows:

	Three Months Ended February 28,
(In thousands)	2026	2025
Rental expense	$42,565	51,504
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented space which is no longer used for the Company's operations. For both the three months ended February 28, 2026 and 2025, the Company had an immaterial amount of sublease income.
Letters of Credits and Surety Bonds
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. The Company also had outstanding surety bonds, including performance bonds related to site improvements at various projects (including certain joint ventures) and financial surety bonds. Although significant development and construction activities have been completed, these bonds are generally not released until all development and construction activities are completed (see Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information).
The Company does not presently anticipate any draws upon these letters of credit or surety bonds that would have a material effect on its consolidated financial statements.
Option Agreements
The Company is subject to the usual obligations associated with contractual agreements entered into in routine conduct of its business (including option contracts) for the purchase, development and sale of real estate. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings (see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information).
Loan Servicing
Substantially all of the loans the Financial Services segment originates are sold within a short period on the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray any losses incurred by purporting to have found inaccuracies related to sellers’

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors, which are included in Financial Services’ liabilities in the Company's consolidated balance sheets. These accruals are based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving purchase claims exceed the Company’s expectations, additional recourse expense may be incurred.

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased or continued high interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; changes in trade policy affecting our business, including new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that may impact the cost of raw materials and other goods related to our homebuilding business; changes in U.S. and foreign governmental laws, regulations and policies, including retaliatory policies against the United States, that may impact our business operations; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings or the willingness of the funds to invest in new projects; reductions in the market value of our investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land-light strategy; problems exercising options to purchase homesites; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits and pre-acquisition costs on real estate related to land purchase options we decide not to exercise; the potential negative impact to our business from public health issues; labor shortages and/or a decrease in the number of potential homebuyers due to increased enforcement of restrictions on immigration; possible unfavorable outcomes in legal proceedings; conditions in the capital, credit and financial markets; and changes in laws, regulations or the regulatory environment affecting our business.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2025 ("2025 Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2026 and our other filings with the SEC for a further discussion of these and other risks and uncertainties which could affect our future results. We undertake no obligation, other than those imposed by securities laws, to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in our 2025 Form 10-K.
Outlook
Lennar's first quarter 2026 results reflect what remains a stubbornly challenging housing market. While margins continue to reflect the affordability-driven realities facing today's homebuyers, our underlying demand remains strong and supply continues to fall short of need. Throughout this period of market difficulty, we have remained focused on our clear and consistent strategy. We drove consistent volume and we matched production and sales pace. We used margin as a circuit breaker, and we continued to refine and improve our asset-light, land-light manufacturing platform. We have maintained volume and focused on building improved business programs to bring costs down so that we can remain profitable and still provide the much-needed housing supply America demands.
We entered the first quarter with cautious optimism following signs of moderating interest rates late in 2025, however, consumer confidence continued to be tested by a range of domestic and global uncertainties. Mortgage rates remained stubbornly above 6%, hovering between approximately 6.2% and 6.4% throughout the quarter; concerns about job security have grown increasingly prominent as rapid advancements in artificial intelligence raise important questions about the future of employment; and ongoing conflict in the Middle East presents potential upside risks to energy prices, inflation, and interest rates. At the same time, institutional purchasers have been sidelined by political pressures that suggest that they are part of the housing problem. They generally purchased between 5% and 7% of new homes for rental purposes, primarily to people who cannot afford to purchase but still want single-family lifestyles. While traffic across our communities remained reasonably consistent, the urgency to transact remained measured.
On a more positive note, the federal government's engagement with the national housing crisis continues to deepen. Federal officials have been actively engaged with builders and industry associations to explore practical solutions to the affordability challenge. What programs will be adopted remains to be seen, but the attention being paid at the federal level to the housing shortage is unprecedented, and we believe meaningful, long-term policy support is more likely now than at any time in recent history. Congress is working on housing legislation, but we believe that it will not meaningfully impact housing or affordability in the short term.
We remain focused on three core operating tenets: driving consistent volume to maximize efficiency; refining our asset-light, land-light balance sheet to generate strong and growing returns and cash flow; and engaging new technologies to advance operational progress and enhance the customer experience. Our technology initiatives - including improvements to our marketing and sales platform, land bank administration, and the ongoing buildout of our internal engineering and technology capabilities - are beginning to yield real and measurable results and are positioning us to operate with a leaner, more competitive cost structure going forward.
We know that margins will remain under pressure in the second quarter of 2026 as affordability headwinds persist and macroeconomic uncertainty continues. However, our cost structure is materially more efficient than it was two years ago, and we are seeing continuous improvement across construction costs, cycle times, and overhead. While our margins are down, this is due to incentives required to stimulate sales, which sit at 14% today, compared to our historical average between 4% to 6%. That gap represents significant margin recovery opportunity as mortgage rates moderate and pent-up demand is activated. We continue to believe we are approaching an inflection point. Our sales incentive levels showed early signs of stabilizing during the first quarter, as new order incentive rates trended below delivery incentive rates, which we believe reflects modestly improving demand dynamics.
For the second quarter of 2026, we expect new orders to be in the range of 21,000 to 22,000 homes, with continued focus on matching starts and sales pace. We anticipate second quarter deliveries to be in the range of 20,000 to 21,000 homes as we maintain even-flow production and convert inventory to cash. Our average sales price on those deliveries is expected to be between $370,000 and $375,000. We expect gross margins to be in the range of 15.5% to 16%, and we believe our first quarter gross margin of 15.2% represents the low point for the fiscal year. Our SG&A percentage is expected to be in the range of 8.9% to 9.1%.
We are determined to build more with less capital deployed, so that as margins begin to recover, returns on capital and equity will grow faster. Our balance sheet is strong, our land banking relationships are deep and productive, and our technology initiatives are positioning Lennar to be a materially different and better company in the years ahead. We remain committed to delivering affordable, high-quality homes to families across America, and we are confident that the steps we are taking today are building a stronger and more resilient Lennar for the future.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the first quarter of 2026 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our first quarter net earnings attributable to Lennar in 2026 were $229.4 million, or $0.93 per diluted share, compared to our first quarter net earnings attributable to Lennar in 2025 of $519.5 million, or $1.96 per diluted share. Excluding pretax mark-to-market gains of $14.8 million on technology investments, first quarter net earnings attributable to Lennar in 2026 were $218.0 million, or $0.88 per diluted share. Excluding pretax mark-to-market losses of $62.5 million on technology investments, first quarter net earnings attributable to Lennar in 2025 were $566.7 million or $2.14 per diluted share.
Financial information relating to our operations was as follows:

	First Quarter 2026
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$6,272,922	—	—	—	—	6,272,922
Sales of land	15,158	—	—	—	—	15,158
Other revenues	10,483	215,555	82,499	22,859	—	331,396
Total revenues	6,298,563	215,555	82,499	22,859	—	6,619,476
Costs and expenses:
Costs of homes sold	5,321,614	—	—	—	—	5,321,614
Costs of land sold	31,311	—	—	—	—	31,311
Selling, general and administrative expenses	617,495	—	—	—	—	617,495
Other costs and expenses	—	124,242	90,428	43,684	—	258,354
Total costs and expenses	5,970,420	124,242	90,428	43,684	—	6,228,774
Equity in earnings (losses) from unconsolidated entities	38,181	—	25,481	(394)	—	63,268
Other income, net and other gains, net	6,704	—	307	1,135	—	8,146
Lennar Other gains from technology investments	—	—	—	14,838	—	14,838
Operating earnings (loss)	$373,028	91,313	17,859	(5,246)	—	476,954
Corporate general and administrative expenses	—	—	—	—	157,638	157,638
Charitable foundation contribution	—	—	—	—	16,863	16,863
Earnings (loss) before income taxes	$373,028	91,313	17,859	(5,246)	(174,501)	302,453

	First Quarter 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,240,546	—	—	—	—	7,240,546
Sales of land	35,326	—	—	—	—	35,326
Other revenues	7,998	277,077	63,196	7,402	—	355,673
Total revenues	7,283,870	277,077	63,196	7,402	—	7,631,545
Costs and expenses:
Costs of homes sold	5,888,144	—	—	—	—	5,888,144
Costs of land sold	36,077	—	—	—	—	36,077
Selling, general and administrative expenses	615,739	—	—	—	—	615,739
Other costs and expenses	—	133,594	73,376	23,564	—	230,534
Total costs and expenses	6,539,960	133,594	73,376	23,564	—	6,770,494
Equity in earnings (losses) from unconsolidated entities	35,004	—	727	(2,497)	—	33,234
Other income (expense), net and other gains (losses), net	30,359	—	9,430	(8,121)	—	31,668
Lennar Other losses from technology investments	—	—	—	(62,503)	—	(62,503)
Operating earnings (loss)	$809,273	143,483	(23)	(89,283)	—	863,450
Corporate general and administrative expenses	—	—	—	—	147,378	147,378
Charitable foundation contribution	—	—	—	—	17,834	17,834
Earnings (loss) before income taxes	$809,273	143,483	(23)	(89,283)	(165,212)	698,238
First Quarter 2026 versus First Quarter 2025
Revenues from home sales decreased 13% in the first quarter of 2026 to $6.3 billion from $7.2 billion in the first quarter of 2025. Revenues were lower primarily due to an 8% decrease in the average sales price of homes delivered and a 5% decrease in the number of home deliveries. New home deliveries were 16,863 homes in the first quarter of 2026, compared to 17,834 homes in the first quarter of 2025. The average sales price of homes delivered was $374,000 in the first quarter of 2026, compared to $408,000 in the first quarter of 2025. The decrease in average sales price of homes delivered in the first quarter of 2026 compared to the same period last year was primarily due to continued weakness in the market and an increased use of sales incentives offered to homebuyers.
Gross margins on home sales were $951.3 million, or 15.2%, in the first quarter of 2026, compared to $1.4 billion, or 18.7%, in the first quarter of 2025. During the first quarter of 2026, gross margins decreased primarily due to lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $617.5 million in the first quarter of 2026, compared to $615.7 million in the first quarter of 2025. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 9.8% in the first quarter of 2026, from 8.5% in the first quarter of 2025, primarily due to less leverage as a result of lower revenues.
During the first quarter of 2026, our homebuilding operating earnings included $19.9 million of interest income, compared to $23.2 million of interest income in the first quarter of 2025.
Operating earnings for the Financial Services segment were $90.6 million in the first quarter of 2026, compared to $142.9 million in the first quarter of 2025. The decrease in operating earnings was primarily due to lower lock volume and lower profit per locked loan.
Operating earnings for the Multifamily segment were $18.0 million in the first quarter of 2026, compared to a breakeven result in the first quarter of 2025. Operating loss for the Lennar Other segment was $5.2 million in the first quarter of 2026, compared to operating loss of $89.3 million in the first quarter of 2025. The Lennar Other operating loss for the first quarter of 2026 was primarily due to operating losses, which was partially offset by mark-to-market gains of $14.8 million on our technology investments. The Lennar Other operating loss for the first quarter of 2025 was primarily due to mark-to-market losses of $62.5 million on our technology investments.
In the first quarter of 2026 and 2025, we had tax provisions of $69.1 million and $169.5 million, which resulted in an overall effective income tax rate of 23.1% and 24.6%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The decrease in the effective tax rate for the first quarter of 2026 compared to the prior period was primarily due to a charitable contribution of appreciated stock.

Homebuilding Segments
At February 28, 2026, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	First Quarter 2026
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$1,512,078	1,238,852	18.1%	110,452	(7,228)	4,869	10,683	(3,821)	114,955
Central	1,345,033	1,152,715	14.3%	44,113	(2,863)	1,153	59	1,883	44,345
South Central	1,160,180	956,368	17.6%	96,178	(2,345)	660	(15)	(1,669)	92,809
West	2,251,747	1,967,522	12.6%	93,055	(3,717)	1,202	912	(2,032)	89,420
Other (2)	3,884	6,157	(58.5)%	(9,985)	—	2,599	26,542	12,343	31,499
Totals	$6,272,922	5,321,614	15.2%	333,813	(16,153)	10,483	38,181	6,704	373,028

	First Quarter 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$1,655,259	1,303,019	21.3%	190,054	(389)	2,736	6,638	25,315	224,354
Central	1,530,193	1,245,610	18.6%	132,258	(1,440)	854	(3)	2,051	133,720
South Central	1,160,523	946,529	18.4%	119,172	2,664	701	(2)	(452)	122,083
West	2,888,685	2,386,679	17.4%	299,625	(1,586)	1,248	(28)	(478)	298,781
Other (2)	5,886	6,307	(7.2)%	(4,446)	—	2,459	28,399	3,923	30,335
Totals	$7,240,546	5,888,144	18.7%	736,663	(751)	7,998	35,004	30,359	809,273
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.
Summary of Homebuilding Data
Deliveries:

	First Quarter
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	4,150	4,384	$1,583,951	1,696,242	$382,000	387,000
Central	3,801	3,956	1,345,033	1,530,193	354,000	387,000
South Central	5,039	4,730	1,160,180	1,160,523	230,000	245,000
West	3,868	4,756	2,251,747	2,888,685	582,000	607,000
Other	5	8	3,884	5,886	777,000	736,000
Total	16,863	17,834	$6,344,795	7,281,529	$374,000	408,000
Of the total homes delivered listed above, 84 homes with a dollar value of $71.9 million and an average sales price of $856,000 represent homes from unconsolidated entities for the first quarter of 2026, compared to 80 homes with a dollar value of $41.0 million and an average sales price of $512,000 for the first quarter of 2025.

Sales Incentives (1):

	First Quarter
	2026	2025	2026	2025
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$75,400	67,400	16.8%	14.9%
Central	52,800	50,200	13.0%	11.5%
South Central	52,100	58,400	18.4%	19.2%
West	66,800	65,300	10.3%	9.7%
Other	97,400	97,300	11.1%	11.7%
Total	$61,300	60,600	14.1%	12.9%
(1) Sales incentives relate to homes delivered during the period, excluding homes delivered by unconsolidated entities.
New Orders (2):

	First Quarter
	2026	2025	2026	2025	2026	2025	2026	2025
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	359	341	4,480	4,063	$1,711,647	1,561,862	$382,000	384,000
Central	452	436	4,592	4,550	1,636,213	1,800,195	356,000	396,000
South Central	429	387	5,005	4,921	1,163,614	1,172,861	232,000	238,000
West	437	418	4,431	4,811	2,622,800	2,888,650	592,000	600,000
Other	1	2	7	10	5,112	7,164	730,000	716,000
Total	1,678	1,584	18,515	18,355	$7,139,386	7,430,732	$386,000	405,000
Of the total new orders listed above, 71 homes with a dollar value of $31.2 million and an average sales price of $440,000 represent homes in seven active communities from unconsolidated entities for the first quarter of 2026, compared to 101 homes with a dollar value of $59.9 million and an average sales price of $593,000 in 11 active communities for the first quarter of 2025.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the first quarter of 2026 and 2025.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	First Quarter
	2026	2025
East	14%	16%
Central	13%	11%
South Central	15%	16%
West	10%	11%
Other	22%	23%
Total	13%	14%
Backlog:

	First Quarter
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,152	3,038	$1,897,184	1,350,594	$368,000	445,000
Central	4,263	4,006	1,563,856	1,667,175	367,000	416,000
South Central	3,011	3,027	659,412	725,427	219,000	240,000
West	3,160	3,071	1,919,087	2,021,262	607,000	658,000
Other	2	3	1,228	1,626	614,000	542,000
Total	15,588	13,145	$6,040,767	5,766,084	$388,000	439,000
Of the total homes in backlog listed above, 66 homes with a backlog dollar value of $45.4 million and an average sales price of $687,000 represent the backlog from unconsolidated entities at February 28, 2026, compared to 100 homes with a backlog dollar value of $82.7 million and an average sales price of $827,000 at February 28, 2025.
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
First Quarter 2026 versus First Quarter 2025
Homebuilding East: Revenues from home sales decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to decreases in the number of homes delivered and the average sales price of homes delivered in all states of the segment, except in New Jersey. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community as a result of the timing of homes delivered, despite an increase in the number of active communities year over year. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. During the first quarter of 2026, gross margin percentage on homes delivered decreased, primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding Central: Revenues from home sales decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to decreases in the average sales price of homes delivered in Alabama, Illinois, Indiana, Maryland/Virginia, Minnesota, North Carolina, South Carolina, and Tennessee, partially offset by an increase in the number of homes delivered in Alabama, Illinois, Maryland/Virginia, and South Carolina. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. During the first quarter of 2026, gross margin percentage on homes delivered decreased, primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding South Central: Revenues from home sales were essentially flat in the first quarter of 2026 compared to the first quarter of 2025, as an increase in the number of homes delivered in Arkansas, Kansas, and Oklahoma was offset by a decrease in the number of homes delivered in Texas and a decrease in the average sales price of homes delivered in Texas and Kansas. The increase in the number of homes delivered was primarily due to an increase in the number of active communities. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. During the first quarter of 2026, gross margin percentage on homes delivered decreased, primarily due to lower revenue per square foot, partially offset by decreases in both construction costs and land costs year over year.
Homebuilding West: Revenues from home sales decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to decreases in the number of homes delivered in all states in the segment except in Oregon, partially offset by an increase in the average sales price of homes delivered in Colorado, Idaho, Nevada, and Oregon. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community as a result of the timing of homes delivered. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. During the first quarter of 2026, gross margin percentage on homes delivered decreased, primarily due to lower revenue per square foot and higher land costs year over year, partially offset by decreases in construction costs.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	First Quarter
(Dollars in thousands)	2026	2025
Dollar value of mortgages originated	$3,947,800	4,443,000
Number of mortgages originated	11,300	12,200
Mortgage capture rate of Lennar homebuyers	83%	85%
Number of title and closing service transactions	18,700	18,200
At February 28, 2026 and November 30, 2025, the carrying value of Financial Services' commercial mortgage-backed securities was $131.0 million and $132.9 million, respectively. Details of these securities and related debt are disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets	At
(In thousands)	February 28, 2026	November 30, 2025
Multifamily investments in unconsolidated entities	$474,767	506,573
Lennar's net investment in Multifamily	746,763	781,902
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2025, 35 LMV I rental operation projects were sold to various third-party buyers. During the first quarter of 2026, one additional LMV I rental operation project was sold to third-party buyers.
Lennar Other Segment
Our Lennar Other segment includes fund investments we retained subsequent to our sale of the Rialto investment and asset management platform as well as strategic investments in various types of technology and other companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies. At February 28, 2026 and November 30, 2025, we had $829.7 million and $897.6 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $361.1 million and $368.0 million, respectively.
We have investments in several publicly traded technology companies, which are held at market and the carrying value of which will therefore change depending on the value of our shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings. In the first quarter of 2026 and 2025, we recorded mark-to-market gains of $14.8 million and losses of $62.5 million, respectively, on our publicly traded technology investments.
(2) Financial Condition and Capital Resources
At February 28, 2026, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.4 billion, compared to $3.8 billion at November 30, 2025 and $2.6 billion at February 28, 2025.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At February 28, 2026, we had $2.1 billion of homebuilding cash and cash equivalents and ended the first quarter of 2026 with total liquidity of $5.2 billion.
Operating Cash Flow Activities
During the three months ended February 28, 2026 and 2025, cash used in operating activities totaled $434 million and $289 million, respectively. During the three months ended February 28, 2026, cash used in operating activities was impacted by (1) an increase in inventories due to land purchases and construction costs of $652 million; (2) an increase in deposits and pre-acquisition costs on real estate of $354 million as we increased the percentage of controlled homesites primarily as a result of option contracts with land banks; and (3) a decrease in accounts payable and other liabilities of $404 million. This was partially offset by (1) our net earnings; (2) a decrease in loans held-for-sale of $398 million primarily related to the sale of loans originated by our Financial Services segment; and (3) a decrease in receivables of $296 million.
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
Investing Cash Flow Activities
During the three months ended February 28, 2026 and 2025, cash provided by investing activities totaled $93 million and $21 million, respectively. During the three months ended February 28, 2026, our cash provided by investing activities was primarily due to $28 million proceeds from the sale of investments and distributions of capital from unconsolidated entities of

$105 million, which primarily included (1) $84 million from Multifamily entities, (2) $17 million from Homebuilding unconsolidated entities, and (3) $4 million from our Lennar Other unconsolidated entities. In addition, we had cash contributions of $32 million to unconsolidated entities, which included (1) $15 million to Homebuilding unconsolidated entities, (2) $1 million to Lennar Other unconsolidated entities and (3) $16 million to Multifamily unconsolidated entities and $30 million of net additions of operating properties and equipment.
During the three months ended February 28, 2025, our cash provided by investing activities was primarily due to $233 million received from the sale of an investment in a joint venture, $72 million proceeds from the sale of investments and distributions of capital from unconsolidated entities of $35 million, which primarily included (1) $15 million from Homebuilding unconsolidated entities, (2) $17 million from Multifamily entities and (3) $4 million from our Lennar Other unconsolidated entities. This was partially offset by the $231 million acquisition of Rausch Coleman Homes, net of cash acquired. In addition, we had cash contributions of $79 million to unconsolidated entities, which included (1) $67 million to Homebuilding unconsolidated entities, (2) $4 million to Lennar Other unconsolidated entities and (3) $8 million to Multifamily unconsolidated entities and $56 million of net additions of operating properties and equipment.
Financing Cash Flow Activities
During the three months ended February 28, 2026 and 2025, cash used in financing activities totaled $1.1 billion and $2.1 billion, respectively. During the three months ended February 28, 2026, cash used in financing activities was primarily due to (1) $599 million of net repayments under our Financial Services' warehouse facilities; (2) $270 million of repurchases of our common stock, which included $239 million of repurchases under our repurchase program and $30 million of repurchases related to our equity compensation plan; (3) $123 million of dividend payments; and (4) $80 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks.
During the three months ended February 28, 2025, cash used in financing activities was primarily due to (1) $534 million of net repayments under our Financial Services' warehouse facilities; (2) $416 million net cash in connection with the Millrose spin-off; (3) $256 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks; (4) $775 million of repurchases of our common stock, which included $710 million of repurchases under our repurchase program and $65 million of repurchases related to our equity compensation plan; and (5) $132 million of dividend payments.
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

	At
(Dollars in thousands)	February 28, 2026	November 30, 2025	February 28, 2025
Homebuilding debt	$4,065,459	4,084,686	2,211,272
Stockholders’ equity	21,879,376	21,959,417	22,728,038
Total capital	$25,944,835	26,044,103	24,939,310
Homebuilding debt to total capital	15.7%	15.7%	8.9%
Homebuilding debt	$4,065,459	4,084,686	2,211,272
Less: Homebuilding cash and cash equivalents	2,085,384	3,441,324	2,283,928
Net Homebuilding debt	$1,980,075	643,362	(72,656)
Net Homebuilding debt to total capital (1)	8.3%	2.8%	(0.3)%
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
At February 28, 2026, Homebuilding debt to total capital was consistent with November 30, 2025. At February 28, 2026, Homebuilding debt to total capital was higher compared to February 28, 2025, primarily as a result of a decrease in stockholders' equity due to the non-cash exchange of Millrose Class A common stock and stock repurchases, partially offset by net earnings and an increase in Homebuilding debt due to issuance of senior notes and outstanding borrowings under our Delayed Draw Term Loan Facility (defined below), partially offset by debt paydowns.

We are continually exploring various types of transactions to manage our leverage and liquidity positions, take advantage of market opportunities and increase our revenues and earnings. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness, the repurchase of our common stock, the acquisition of homebuilders and other companies, the purchase or sale of assets or lines of business, the issuance of common stock, strategic transactions to accelerate our land-light strategy or securities convertible into shares of common stock, and/or the pursuit of other financing alternatives. In connection with some of our non-homebuilding businesses, we are also considering other types of transactions such as sales, restructurings, and joint ventures as we continue to move towards being a pure play homebuilding company.
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Three Months Ended February 28,
(Dollars in thousands)	2026	2025
Homebuilding average debt outstanding	$4,077,292	2,236,667
Average interest rate	4.9%	4.8%
Interest incurred	$54,575	31,489
In May 2025, we entered into a new unsecured delayed draw term loan facility with an initial committed borrowing availability of approximately $1.6 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. In July 2025, the total commitment under the Delayed Draw Term Loan Facility was increased by $100 million, thereby increasing the borrowing available capacity to $1.7 billion. Once drawn, we may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at our discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates are equal to the adjusted term SOFR determined for the interest period plus the applicable margin. As of February 28, 2026, we had outstanding borrowings of approximately $1.7 billion under the credit agreement governing our new unsecured Delayed Draw Term Loan Facility.
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	At February 28, 2026
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
The proceeds available under the Credit Facility, which are subject to specified conditions for borrowing, may be used for working capital and general corporate purposes. The Credit Facility also provides that up to $477.5 million in commitments may be used for letters of credit. The maturity, debt covenants and details of the Credit Facility are unchanged from the disclosure in the Financial Condition and Capital Resources section in our 2025 Form 10-K. In addition to the Credit Facility, we have other letter of credit facilities with different financial institutions.
Under the agreements governing our Credit Facility and Delayed Draw Term Loan Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements, which involve adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of February 28, 2026. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements as of February 28, 2026:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2026
Minimum net worth test	$10,000,000	16,103,853
Maximum leverage ratio	60.0%	13.7%
Liquidity test	1.00	36.00

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
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At February 28, 2026, we have a remaining authorization to repurchase $1.5 billion in value of our Class A or Class B common stock. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the three months ended February 28, 2026 and 2025 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the three months ended February 28, 2026, treasury shares increased by 2.3 million shares primarily due to our repurchase of 2.0 million shares of Class A and Class B common stock through our stock repurchase program. During the three months ended February 28, 2025, treasury shares increased by 5.8 million shares primarily due to our repurchase of 5.2 million shares of Class A and Class B common stock through our stock repurchase program.
On April 8, 2026, our Board of Directors declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on May 6, 2026 to holders of record at the close of business on April 22, 2026. On February 19, 2026, we paid a quarterly cash dividend of $0.50 per share for both of our Class A and Class B common stock to holders of record at the close of business on February 4, 2026. We approved and paid cash dividends of $0.50 per share for each of the four quarters of 2025 for both our Class A and Class B common stock.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Supplemental Financial Information
Our outstanding senior notes are guaranteed by certain of our wholly-owned subsidiaries, which are primarily homebuilding subsidiaries. These guarantees are full and unconditional. The guarantors of our senior notes are currently those subsidiaries that also guarantee Lennar Corporation's letter of credit facilities, Credit Facility and Delayed Draw Term Loan Facility, which are disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements. Under the indentures governing our senior notes, guarantees may be suspended or released under certain circumstances.
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at February 28, 2026 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	At February 28, 2026	At November 30, 2025
Due from non-guarantor subsidiaries	$14,802,244	14,709,366
Equity method investments	1,133,550	1,213,485
Total assets	40,057,544	40,496,300
Total liabilities	8,827,902	9,243,409

Three Months Ended
(In thousands)	February 28, 2026
Total revenues	$5,917,999
Operating earnings	363,223
Earnings before income taxes	191,359
Net earnings attributable to Lennar	145,389

Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of homebuilding joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with their debt covenants at February 28, 2026.
Homebuilding: Investments in Unconsolidated Entities
As of February 28, 2026, we had equity investments in 48 active Homebuilding and land unconsolidated entities (of which 3 had recourse debt, 11 had non-recourse debt and 34 had no debt) compared to 50 active Homebuilding and land unconsolidated entities at November 30, 2025. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2026. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Bank debt without recourse to Lennar	$1,159,743	152,612	457,462	62,633	487,036	—
Land seller and other debt without recourse to Lennar	45,505	—	—	—	45,505	—
Maximum recourse debt exposure to Lennar	8,232	8,232	—	—	—	—
Debt issuance costs	(14,549)	—	—	—	—	(14,549)
Total	$1,198,931	160,844	457,462	62,633	532,541	(14,549)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
Multifamily: Investments in Unconsolidated Entities
At February 28, 2026, Multifamily had equity investments in 26 active unconsolidated entities that are engaged in multifamily residential developments (of which 17 had non-recourse debt and 9 had no debt) compared to 25 active unconsolidated entities at November 30, 2025. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment manages and has investments in LMV I, LMV II and Canada Pension Plan Investments (the "CPPIB Fund") and a new joint venture with an institutional investor (the "Institutional JV"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily assets. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. The Multifamily segment expects the Institutional JV to acquire certain portfolio assets and invest additional capital to support pipeline opportunities. Details of each fund as of and during the three months ended February 28, 2026 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
In addition, in December 2025, we sold a majority interest in Quarterra Group, Inc. ("Quarterra"), a subsidiary of the Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a non-controlling interest. TPG’s acquisition of Quarterra and its $1.0 billion strategic commitment, combined with Lennar’s insights, will accelerate Quarterra’s development pipeline and strengthen its platform for delivering thoughtfully designed rental communities in high-growth markets.
We regularly monitor the results of our Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Multifamily joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at February 28, 2026.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of February 28, 2026. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Debt without recourse to Lennar	$2,446,996	839,112	908,090	393,052	306,742	—
Debt issuance costs	(24,879)	—	—	—	—	(24,879)
Total	$2,422,117	839,112	908,090	393,052	306,742	(24,879)
Lennar Other: Investments in Unconsolidated Entities
As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (losses) in the consolidated statement of operations. Our investment in the Rialto funds totaled $128.6 million and $133.0 million as of February 28, 2026 and November 30, 2025, respectively.
As of February 28, 2026 and November 30, 2025, we had strategic technology investments in unconsolidated entities of $232.5 million and $235.0 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation. Details regarding these investments are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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

The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
February 28, 2026	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	113,874	1,741	115,615
Central	128,559	2,311	130,870
South Central	148,021	2,198	150,219
West	91,188	3,275	94,463
Other	4,649	1,561	6,210
Total homesites	486,291	11,086	497,377	0.1
% of total homesites	98%	2%

				Years of
February 28, 2025	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	121,809	1,650	123,459
Central	128,023	3,838	131,861
South Central	172,985	2,214	175,199
West	105,947	3,503	109,450
Other	4,649	1,561	6,210
Total homesites	533,413	12,766	546,179	0.2
% of total homesites	98%	2%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts, transactions with land banks and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K, except for a decrease of $599 million in borrowings under the Financial Services' warehouse repurchase facilities.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended February 28, 2026 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations and loans held-for-sale. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. Since November 30, 2025, there have been no material changes in market risk exposures associated with interest rate risk.
As of February 28, 2026, we had no outstanding borrowings under our Credit Facility.
As of February 28, 2026, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.0 billion under residential facilities and $61.0 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2026

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2026	2027	2028	2029	2030	2031	Thereafter	Total	2026
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$439.4	1,083.5	113.3	11.5	701.9	11.6	—	2,361.2	2,396.2
Average interest rate	5.1%	4.8%	4.4%	7.5%	5.2%	6.6%	—	5.0%	—
Variable rate	$—	—	1,710.0	—	—	—	—	1,710.0	1,710.0
Average interest rate	—	—	4.8%	—	—	—	—	4.8%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	121.4	121.4	121.8
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,069.6	—	—	—	—	—	—	1,069.6	1,069.6
Average interest rate	5.1%	—	—	—	—	—	—	5.1%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Form 10-K.
Item 4. Controls and Procedures
Our Executive Chairman, Chief Executive Officer and President ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2026 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2026. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We are the subject of various claims, legal proceedings, and regulatory matters in the ordinary course of business. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business or financial position.
Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, or in our other filings with the SEC, including Part I, Item 1A of our 2025 Form 10-K. There have been no material changes in our risk factors from those disclosed in those reports.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended February 28, 2026:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2) (In thousands)
December 1 to December 31, 2025	—	$—	—	$1,691,075
January 1 to January 31, 2026	91,180	$115.19	—	$1,691,075
February 1 to February 28, 2026	2,143,898	$118.79	2,000,000	$1,453,989
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

Item 6. Exhibits

10.1	* **	2026 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Stuart Miller.
10.2	* **	2026 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Diane Bessette.
10.3	* **	2026 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for Katherine Lee Martin.
10.4	* **	2026 Award Agreement under the Company’s 2016 Incentive Compensation Plan, as amended, for David Collins.
10.5	* **	Form of 2026 Award Agreement under the Company’s 2016 Equity Incentive Plan, as amended and restated, for Stuart Miller, Diane Bessette and Katherine Lee Martin.
10.6	* **	Offer Letter, dated as of July 28, 2025, between Lennar Corporation and Katherine Lee Martin.
10.7	* **	Form of Time-Based Award Agreement under the Company’s 2016 Equity Incentive Plan, as amended and restated.
31.1	*	Rule 13a-14(a) certification by Stuart Miller.
31.2	*	Rule 13a-14(a) certification by Diane Bessette.
32.	***	Section 1350 certifications by Stuart Miller and Diane Bessette.
101.	*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, filed on April 9, 2026, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	April 9, 2026	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	April 9, 2026	/s/ David Collins
David Collins
Vice President and Controller