Form 10-Q
period 2026-05-31
LENNAR CORP /NEW/
filed 2026-06-29
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of May 31, 2026:
Class A 210,506,003
Class B 30,389,139

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	May 31,	November 30,
	2026 (1)	2025 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,816,248	3,441,324
Restricted cash	29,204	25,930
Receivables, net	978,796	1,002,629
Inventories:
Finished homes and construction in progress	10,093,878	8,822,271
Land and land under development	801,156	1,098,961
Inventory owned	10,895,034	9,921,232
Consolidated inventory not owned	1,488,684	1,696,401
Inventory owned and consolidated inventory not owned	12,383,718	11,617,633
Deposits and pre-acquisition costs on real estate	7,061,935	6,383,633
Investments in unconsolidated entities	1,478,719	1,545,370
Goodwill	3,442,359	3,442,359
Other assets	1,785,201	1,794,378
	28,976,180	29,253,256
Financial Services	3,123,509	3,377,413
Multifamily	801,356	902,136
Lennar Other	800,410	897,632
Total assets	$33,701,455	34,430,437
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
As of May 31, 2026, total assets include $1.4 billion related to consolidated VIEs of which $45.6 million is included in Homebuilding cash and cash equivalents, $31.5 million in Homebuilding finished homes and construction in progress, $223.3 million in Homebuilding land and land under development, $958.4 million in Homebuilding consolidated inventory not owned, $102.5 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities and $24.2 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	May 31,	November 30,
	2026 (2)	2025 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,784,916	1,812,484
Liabilities related to consolidated inventory not owned	1,312,689	1,476,376
Senior notes and other debts payable, net	4,047,487	4,084,686
Other liabilities	2,470,608	2,691,876
	9,615,700	10,065,422
Financial Services	2,151,670	2,010,598
Multifamily	76,768	113,361
Lennar Other	91,591	100,447
Total liabilities	11,935,729	12,289,828
Commitments and contingent liabilities (See Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2026 and November 30, 2025 - 400,000,000 shares; Issued: May 31, 2026 - 263,086,837 shares and November 30, 2025 - 261,579,253 shares	26,309	26,158
Class B common stock of $0.10 par value; Authorized: May 31, 2026 and November 30, 2025 - 90,000,000 shares; Issued: May 31, 2026 - 36,601,215 shares and November 30, 2025 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	6,020,306	5,909,726
Retained earnings	22,759,089	22,471,471
Treasury stock, at cost; May 31, 2026 - 52,580,834 shares of Class A common stock and 6,212,076 shares of Class B common stock; November 30, 2025 - 45,804,348 shares of Class A common stock and 5,384,202 shares of Class B common stock	(7,194,402)	(6,457,609)
Accumulated other comprehensive income	5,676	6,011
Total stockholders’ equity	21,620,638	21,959,417
Noncontrolling interests	145,088	181,192
Total equity	21,765,726	22,140,609
Total liabilities and equity	$33,701,455	34,430,437
(2)As of May 31, 2026, total liabilities include $920.2 million related to consolidated VIEs as to which there was no recourse against the Company, of which $9.3 million is included in Homebuilding accounts payable, $907.7 million in Homebuilding liabilities related to consolidated inventory not owned, $2.5 million in Homebuilding other liabilities, and $0.7 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
Revenues:
Homebuilding	$7,616,314	7,843,862	13,914,877	15,127,732
Financial Services	236,939	298,098	452,494	575,175
Multifamily	63,564	230,305	146,063	293,501
Lennar Other	23,055	5,237	45,914	12,639
Total revenues	7,939,872	8,377,502	14,559,348	16,009,047
Costs and expenses:
Homebuilding	7,132,558	7,147,552	13,102,978	13,687,512
Financial Services	135,836	140,818	260,078	274,412
Multifamily	72,788	254,677	163,216	328,053
Lennar Other	43,726	30,025	87,410	53,589
Corporate general and administrative	136,149	155,853	293,787	303,231
Charitable foundation contribution	20,519	20,131	37,382	37,965
Total costs and expenses	7,541,576	7,749,056	13,944,851	14,684,762
Equity in earnings from unconsolidated entities	34,087	12,116	97,355	45,351
Other income, net and other gains, net	4,056	30,759	12,202	62,426
Lennar Other losses from technology investments	(23,252)	(29,440)	(8,414)	(91,943)
Earnings before income taxes	413,187	641,881	715,640	1,340,119
Provision for income taxes	(105,058)	(160,061)	(174,150)	(329,586)
Net earnings (including net earnings attributable to noncontrolling interests)	308,129	481,820	541,490	1,010,533
Less: Net earnings attributable to noncontrolling interests	3,357	4,371	7,335	13,558
Net earnings attributable to Lennar	$304,772	477,449	534,155	996,975
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale	$70	(1,332)	(335)	(1,510)
Total other comprehensive income (loss), net of tax	$70	(1,332)	(335)	(1,510)
Total comprehensive income attributable to Lennar	$304,842	476,117	533,820	995,465
Total comprehensive income attributable to noncontrolling interests	$3,357	4,371	7,335	13,558
Basic and diluted earnings per share	$1.24	1.81	2.17	3.77

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2026	2025
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$541,490	1,010,533
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	68,708	65,157
Amortization of discount/premium and accretion on debt, net	922	(142)
Equity in earnings from unconsolidated entities	(97,355)	(45,351)
Distributions of earnings from unconsolidated entities	51,047	20,070
Share-based compensation expense	88,648	112,858
Deferred income tax expense	63,449	38,381
Loans held-for-sale unrealized losses	25,490	2,350
Lennar Other losses from technology investments and other losses, net	8,074	100,006
Gains on sale of operating properties and equipment and other assets	(9,296)	(34,597)
Gain on sale of investments in unconsolidated entities and other	—	(35,033)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	108,319	89,727
Changes in assets and liabilities:
Decrease in receivables	128,525	69,599
Increase in inventories, excluding valuation adjustments	(1,088,860)	(1,624,586)
Increase in deposits and pre-acquisition costs on real estate	(554,766)	(781,716)
Increase in other assets	(27,175)	(132,671)
Decrease in loans held-for-sale	246,731	361,377
Decrease in accounts payable and other liabilities	(271,836)	(600,026)
Net cash used in operating activities	(717,885)	(1,384,064)
Cash flows from investing activities:
Net additions of operating properties and equipment	(48,848)	(71,259)
Proceeds from sale of other assets	26,238	50,696
Proceeds from sale of investments in unconsolidated joint venture	—	233,007
Proceeds from sales of investments	28,258	72,003
Investments in and contributions to unconsolidated entities	(59,410)	(145,494)
Distributions of capital from unconsolidated entities	133,541	175,203
Proceeds from sale of loan receivables	—	114,661
Acquisition, net of cash and restricted cash acquired	—	(254,492)
Decrease in Financial Services loans held-for-investment	—	9,466
Purchases of investment securities	(6,218)	(3,456)
Proceeds from maturities/sales of investment securities	3,879	2,546
Net cash provided by investing activities	$77,440	182,881

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2026	2025
Cash flows from financing activities:
Net borrowings under revolving credit facility	$—	400,000
Net borrowings (repayments) under warehouse facilities	173,437	(514,818)
Proceeds from issuance of senior notes	—	700,000
Redemption/repurchases of senior notes	—	(500,000)
Principal payments on notes payable and other borrowings	(24,665)	(40,329)
Net cash distributed in connection with Millrose Properties, Inc. spin-off	—	(416,006)
Proceeds from liabilities related to consolidated inventory not owned	11,574	259
Payments for liabilities related to consolidated inventory not owned	(166,819)	(385,794)
Payments related to other liabilities, net	(2,842)	(2,842)
Receipts related to noncontrolling interests	2,543	21,029
Payments related to noncontrolling interests	(26,409)	(5,965)
Debt issuance costs	—	(4,417)
Common stock:
Repurchases	(736,793)	(1,295,894)
Dividends	(246,537)	(265,235)
Net cash used in financing activities	(1,016,511)	(2,310,012)
Net decrease in cash and cash equivalents and restricted cash	(1,656,956)	(3,511,195)
Cash and cash equivalents and restricted cash at beginning of period	3,830,734	4,990,210
Cash and cash equivalents and restricted cash at end of period	$2,173,778	1,479,015
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,816,248	1,168,143
Financial Services	242,588	202,647
Multifamily	10,657	14,211
Lennar Other	22,202	22,693
Homebuilding restricted cash	29,204	23,987
Financial Services restricted cash	52,879	47,334
	$2,173,778	1,479,015
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Payments of inventories financed by sellers	$1,235	320
Net non-cash contributions to unconsolidated entities	42,070	162,454
Non-cash sale of investments in unconsolidated entities	90,785	—
Non-cash impact of Millrose Properties, Inc. spin-off:
Inventories	$—	(5,578,704)
Investments in unconsolidated entities	—	1,197,039
Other assets	—	(60,156)
Notes payable	—	19,000
Retained earnings	—	4,422,821

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
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of May 31, 2026 and November 30, 2025 included $559.8 million and $150.6 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended May 31, 2026 and 2025, the Company granted employees an immaterial number of nonvested shares. During the six months ended May 31, 2026 and 2025, the Company granted employees 1.5 million and 1.4 million of nonvested shares of Class A common stock, respectively.
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
Homebuilding segments: (1) East (2) Central (3) South Central (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	At May 31, 2026
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,816,248	242,588	10,657	22,202	2,091,695
Restricted cash	29,204	52,879	—	—	82,083
Receivables, net (1)	978,796	462,311	32,697	—	1,473,804
Inventory owned and consolidated inventory not owned	12,383,718	—	200,544	—	12,584,262
Deposits and pre-acquisition costs on real estate	7,061,935	—	4,395	—	7,066,330
Investments in unconsolidated entities	1,478,719	679	491,325	364,484	2,335,207
Loans held-for-sale (2)	—	1,939,919	—	—	1,939,919
Investments in equity securities (3)	—	—	—	202,758	202,758
Investments available-for-sale (4)	—	—	—	38,725	38,725
Investments held-to-maturity	—	129,320	—	—	129,320
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,785,201	106,114	61,738	172,241	2,125,294
Total assets	$28,976,180	3,123,509	801,356	800,410	33,701,455
Liabilities:
Senior notes and other debts payable, net	$4,047,487	1,963,746	—	—	6,011,233
Liabilities related to consolidated inventory not owned	1,312,689	—	—	—	1,312,689
Accounts payable and other liabilities	4,255,524	187,924	76,768	91,591	4,611,807
Total liabilities	$9,615,700	2,151,670	76,768	91,591	11,935,729

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	At November 30, 2025
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$3,441,324	258,873	34,172	21,936	3,756,305
Restricted cash	25,930	48,499	—	—	74,429
Receivables, net (1)	1,002,629	429,560	38,673	—	1,470,862
Inventory owned and consolidated inventory not owned	11,617,633	—	223,622	—	11,841,255
Deposits and pre-acquisition costs on real estate	6,383,633	—	15,096	—	6,398,729
Investments in unconsolidated entities	1,545,370	2,528	506,573	367,965	2,422,436
Loans held-for-sale (2) (5)	—	2,212,624	—	—	2,212,624
Investments in equity securities (3)	—	—	—	346,820	346,820
Investments available-for-sale (4)	—	—	—	39,060	39,060
Investments held-to-maturity	—	132,868	—	—	132,868
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,794,378	102,762	84,000	121,851	2,102,991
Total assets	$29,253,256	3,377,413	902,136	897,632	34,430,437
Liabilities:
Senior notes and other debts payable, net	$4,084,686	1,790,309	—	—	5,874,995
Liabilities related to consolidated inventory not owned	1,476,376	—	—	—	1,476,376
Accounts payable and other liabilities	4,504,360	220,289	113,361	100,447	4,938,457
Total liabilities	$10,065,422	2,010,598	113,361	100,447	12,289,828
(1)Financial Services, receivables, net, are primarily related to loans sold to investors for which the Company had not yet been paid as of both May 31, 2026 and November 30, 2025.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value, of which $13.8 million and $15.5 million of residential loans are carried at lower of cost or fair value as of May 31, 2026 and November 30, 2025, respectively.
(3)Investments in equity securities include investments of $113.2 million and $114.4 million without readily available fair values as of May 31, 2026 and November 30, 2025, respectively.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The assets related to the Company’s Homebuilding segments were as follows:

(In thousands)	At May 31, 2026	At November 30, 2025
East	$5,738,233	5,413,918
Central	4,926,333	4,565,781
South Central	4,523,414	4,195,858
West	9,847,315	9,519,804
Other	1,793,234	1,692,453
Corporate and Unallocated	2,147,651	3,865,442
Total Homebuilding	$28,976,180	29,253,256
Financial information relating to the Company’s segments was as follows:

	Three Months Ended May 31, 2026
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$1,709,254	1,662,594	1,463,140	2,758,154	1,897	7,595,039	—	—	—	7,595,039
Sales of land	1,517	—	2,877	8,007	—	12,401	—	—	—	12,401
Other revenues	3,705	1,076	560	1,160	2,373	8,874	236,939	63,564	23,055	332,432
Total revenues	1,714,476	1,663,670	1,466,577	2,767,321	4,270	7,616,314	236,939	63,564	23,055	7,939,872
Costs and expenses:
Costs of homes sold	1,382,260	1,407,144	1,210,579	2,409,274	3,362	6,412,619	—	—	—	6,412,619
Costs of land sold	5,695	2,130	3,850	9,869	—	21,544	—	—	—	21,544
Other costs and expenses	—	—	—	—	—	—	135,836	72,788	43,726	252,350
Selling, general and administrative expenses	169,055	178,482	135,089	210,422	5,347	698,395	—	—	—	698,395
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	136,149
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	20,519
Total costs and expenses	1,557,010	1,587,756	1,349,518	2,629,565	8,709	7,132,558	135,836	72,788	43,726	7,541,576
Equity in earnings (losses) from unconsolidated entities	4,978	(18)	(10)	676	(2,956)	2,670	—	27,233	4,184	34,087
Other income (expense), net and other gains (losses), net	1,942	2,276	(2,712)	1,603	(164)	2,945	—	316	795	4,056
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(23,252)	(23,252)
Earnings (loss) before income taxes	$164,386	78,172	114,337	140,035	(7,559)	489,371	101,103	18,325	(38,944)	413,187

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended May 31, 2025
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$1,715,407	1,743,304	1,505,750	2,818,980	4,834	7,788,275	—	—	—	7,788,275
Sales of land	14,384	—	16,589	12,222	—	43,195	—	—	—	43,195
Other revenues	3,714	1,963	1,058	2,095	3,562	12,392	298,098	230,305	5,237	546,032
Total revenues	1,733,505	1,745,267	1,523,397	2,833,297	8,396	7,843,862	298,098	230,305	5,237	8,377,502
Costs and expenses:
Costs of homes sold	1,390,760	1,417,197	1,241,884	2,346,962	5,729	6,402,532	—	—	—	6,402,532
Costs of land sold	14,237	1,143	18,004	22,789	—	56,173	—	—	—	56,173
Other costs and expenses	—	—	—	—	—	—	140,818	254,677	30,025	425,520
Selling, general and administrative expenses	167,318	165,828	125,911	217,155	12,635	688,847	—	—	—	688,847
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	155,853
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	20,131
Total costs and expenses	1,572,315	1,584,168	1,385,799	2,586,906	18,364	7,147,552	140,818	254,677	30,025	7,749,056
Equity in earnings (losses) from unconsolidated entities	8,295	(1)	(6)	1,038	8,390	17,716	—	(5,269)	(331)	12,116
Other income (expense), net and other gains (losses), net	7,161	1,099	(903)	(2,005)	8,856	14,208	—	14,887	1,664	30,759
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(29,440)	(29,440)
Earnings (loss) before income taxes	$176,646	162,197	136,689	245,424	7,278	728,234	157,280	(14,754)	(52,895)	641,881

	Six Months Ended May 31, 2026
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$3,221,332	3,007,627	2,623,320	5,009,901	5,781	13,867,961	—	—	—	13,867,961
Sales of land	9,591	873	6,900	10,195	—	27,559	—	—	—	27,559
Other revenues	8,574	2,229	1,220	2,362	4,972	19,357	452,494	146,063	45,914	663,828
Total revenues	3,239,497	3,010,729	2,631,440	5,022,458	10,753	13,914,877	452,494	146,063	45,914	14,559,348
Costs and expenses:
Costs of homes sold	2,621,112	2,559,859	2,166,947	4,376,796	9,519	11,734,233	—	—	—	11,734,233
Costs of land sold	20,997	5,866	10,218	15,774	—	52,855	—	—	—	52,855
Other costs and expenses	—	—	—	—	—	—	260,078	163,216	87,410	510,704
Selling, general and administrative expenses	331,829	326,687	242,723	401,592	13,059	1,315,890	—	—	—	1,315,890
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	293,787
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	37,382
Total costs and expenses	2,973,938	2,892,412	2,419,888	4,794,162	22,578	13,102,978	260,078	163,216	87,410	13,944,851
Equity in earnings (losses) from unconsolidated entities	15,661	41	(25)	1,588	23,586	40,851	—	52,714	3,790	97,355
Other income (expense), net and other gains (losses), net	(1,879)	4,159	(4,381)	(429)	12,179	9,649	—	623	1,930	12,202
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(8,414)	(8,414)
Earnings (loss) before income taxes	$279,341	122,517	207,146	229,455	23,940	862,399	192,416	36,184	(44,190)	715,640

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended May 31, 2025
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$3,370,667	3,273,496	2,666,273	5,707,665	10,720	15,028,821	—	—	—	15,028,821
Sales of land	37,506	1,600	22,193	17,222	—	78,521	—	—	—	78,521
Other revenues	6,449	2,817	1,759	3,343	6,022	20,390	575,175	293,501	12,639	901,705
Total revenues	3,414,622	3,277,913	2,690,225	5,728,230	16,742	15,127,732	575,175	293,501	12,639	16,009,047
Costs and expenses:
Costs of homes sold	2,693,780	2,662,807	2,188,413	4,733,641	12,035	12,290,676	—	—	—	12,290,676
Costs of land sold	37,748	4,183	20,944	29,375	—	92,250	—	—	—	92,250
Other costs and expenses	—	—	—	—	—	—	274,412	328,053	53,589	656,054
Selling, general and administrative expenses	329,504	318,152	220,733	419,536	16,661	1,304,586	—	—	—	1,304,586
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	303,231
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	37,965
Total costs and expenses	3,061,032	2,985,142	2,430,090	5,182,552	28,696	13,687,512	274,412	328,053	53,589	14,684,762
Equity in earnings (losses) from unconsolidated entities	14,933	(4)	(8)	1,010	36,789	52,720	—	(4,542)	(2,827)	45,351
Other income (expense), net and other gains (losses), net	32,477	3,150	(1,355)	(2,483)	12,778	44,567	—	24,317	(6,458)	62,426
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(91,943)	(91,943)
Earnings (loss) before income taxes	$401,000	295,917	258,772	544,205	37,613	1,537,507	300,763	(14,777)	(142,178)	1,340,119
(1)Primarily represent costs of operations at the Company's corporate headquarters in Miami. These operations include the Company's executive offices, information technology, treasury, corporate accounting and tax, legal, internal audit and human resources. Also included are property expenses related to the leases of corporate offices, data processing, general corporate expenses and charitable contributions to the Lennar Foundation. These corporate expenses cannot be attributed to any specific segment, thus they are presented within the Total column in the table above.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
At May 31, 2026, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
July 2026	$350,000	350,000	700,000
September 2026	200,000	200,000	400,000
November 2026	100,000	100,000	200,000
December 2026	—	375,000	375,000
March 2027	200,000	300,000	500,000
May 2027	30,000	270,000	300,000
Total residential facilities	$880,000	1,595,000	2,475,000
LMF commercial facilities maturing:
January 2027	100,000	—	100,000
December 2027	200,000	—	200,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$2,775,000
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	At May 31, 2026	At November 30, 2025
Borrowings under residential facilities	$1,791,758	1,653,484
Collateral under residential facilities	2,058,429	1,718,338
Borrowings under LMF Commercial facilities	52,240	13,719
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the loans the Financial Services segment originates are sold within a short period on the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray any losses incurred by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors, which are included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets. These accruals are based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving purchase claims exceed the Company’s expectations, additional recourse expense may be incurred. The provision for loan losses was immaterial for both the three and six months ended May 31, 2026 and 2025. Loan origination liabilities were $17.3 million and $17.4 million as of May 31, 2026 and November 30, 2025, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2026	2025	2026	2025
Originations (1)	$73,300	180,875	156,350	308,840
Sold	76,250	190,936	109,575	285,823
Securitizations	2	2	3	6
(1)During both the three and six months ended May 31, 2026 and 2025, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At May 31, 2026 and November 30, 2025, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three or six months ended May 31, 2026 and 2025. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	At May 31, 2026	At November 30, 2025
Carrying value	$129,320	132,868
Outstanding debt, net of debt issuance costs	119,748	123,106
Incurred interest rate	3.4%	3.4%

	At May 31, 2026
	Range
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
Multifamily
The Company is actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. The Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The Multifamily segment (i) owns interests in funds that are engaged in the development of multifamily residential communities with the intention of holding the newly constructed and occupied properties as income and fee generating assets, and (ii) owns interests in joint ventures that are engaged in the development of multifamily residential communities, in most instances with the intention of selling them when they are built and substantially occupied. The multifamily business is a vertically integrated platform with capabilities spanning development, construction, asset management, and capital markets. Revenues are generated from the sales of land, from construction activities, and from management and promote fees generated from funds and joint ventures less the cost of sales of land sold, expenses related to construction activities and general and administrative expenses. Operations of the Multifamily segment also include equity in earnings (losses) from unconsolidated entities and other gains (losses), which include proceeds of sales of investments.
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
The Company has investments in publicly traded technology companies, which are held at market and the carrying value of which will therefore change depending on the value of the Company's shareholdings in those entities on the last day of each

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
quarter. All the investments are accounted for as investments in equity securities and other assets which are held at fair value and the changes in fair values are recognized through earnings.
During the three months ended May 31, 2026 and 2025, the Company recorded mark-to-market losses of $23.3 million and $29.4 million, respectively, on its publicly traded technology investments, which were included in Lennar Other gains (losses) in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the six months ended May 31, 2026 and 2025, the Company recorded mark-to-market losses of $8.4 million and $91.9 million, respectively, on its publicly traded technology investments, which were included in Lennar Other gains (losses) in the Company's condensed consolidated statements of operations and comprehensive income (loss).
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	At May 31, 2026	At November 30, 2025
Investments in unconsolidated entities (1) (2)	$1,478,719	1,545,370
Underlying equity in unconsolidated entities' net assets (1) (2)	1,768,675	1,790,697
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of May 31, 2026 and November 30, 2025, the carrying amount of the Company's investment was $602.8 million and $585.2 million, respectively.
As of May 31, 2026 and November 30, 2025, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $317.0 million and $511.9 million, respectively.
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
As of both May 31, 2026 and November 30, 2025, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were immaterial. The Company believes that as of May 31, 2026, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2025 Form 10-K.
The Upward America Venture LP (“Upward America”) is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by the Company. As of May 31, 2026 and November 30, 2025, the carrying amount of the Company's investment in Upward America was $12.8 million and $13.8 million, respectively.
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute to the Company after the achievement of certain thresholds. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2025 Form 10-K. As of both May 31, 2026 and November 30, 2025, the fair value of the completion guarantees was immaterial. As of May 31, 2026 and November 30, 2025, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $776.3 million and $798.1 million, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of joint ventures' rental operation projects and investments in various rental projects.
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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2026	2025	2026	2025
General contractor services, net of deferrals	$40,896	28,264	94,139	58,714
General contractor costs	41,191	27,586	93,071	55,900
Land sales to joint ventures	20,185	145,118	46,585	162,447
Management fee income, net of deferrals	2,468	6,436	5,311	13,377
The Multifamily segment includes managing and investing in Multifamily Venture Fund I LP (“LMV I”), Multifamily Venture Fund II LP (“LMV II”), Canada Pension Plan Investments Fund (the “CPPIB Fund”) and a joint venture with an institutional investor (the “Institutional JV”), which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. As of May 31, 2026, the Company has a $28.1 million investment in the CPPIB Fund. The Company's stated ownership percentage in the Institutional JV is 3.5%. As of May 31, 2026, the Company holds a $44.4 million investment in the Institutional JV. Additional dollars will be committed as opportunities are identified by the CPPIB Fund and the Institutional JV.
In December 2025, the Company sold a majority interest in Quarterra Group, Inc. ("Quarterra"), a subsidiary of the Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a noncontrolling interest. The sale of Quarterra to TPG did not have a material impact on the Company's condensed consolidated financial statements.
Details of LMV I and LMV II are included below:

	At May 31, 2026
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$69,706	184,619
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,229,585
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	371,492
Lennar's remaining commitments (1)	3,635	9,508
Distributions to Lennar during the six months ended May 31, 2026	37,083	57,537
(1)While there are remaining commitments with LMV I, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects as the fund has come to the end of its contractual life. During the year ended November 30, 2025, 35 LMV I rental operation projects were sold to various third-party buyers. During the six months ended May 31, 2026, one additional LMV I rental operation project was sold to a third-party buyer.
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $130.3 million and $133.0 million as of May 31, 2026 and November 30, 2025, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds accounted for under the equity method of accounting with a carrying value of $234.1 million and $235.0 million, as of May 31, 2026 and November 30, 2025, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and six months ended May 31, 2026 and 2025:

	Three Months Ended May 31, 2026
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2026	$22,032,263	26,319	3,660	5,993,733	(6,727,316)	5,606	22,577,374	152,887
Net earnings (including net earnings attributable to noncontrolling interests)	308,129	—	—	—	—	—	304,772	3,357
Employee stock and directors plans	(15,489)	(10)	—	302	(15,781)	—	—	—
Purchases of treasury stock	(451,305)	—	—	—	(451,305)	—	—	—
Amortization of restricted stock	26,271	—	—	26,271	—	—	—	—
Cash dividends	(123,057)	—	—	—	—	—	(123,057)	—
Receipts related to noncontrolling interests	1,460	—	—	—	—	—	—	1,460
Payments related to noncontrolling interests	(15,700)	—	—	—	—	—	—	(15,700)
Non-cash purchase or activity of noncontrolling interests, net	3,084	—	—	—	—	—	—	3,084
Total other comprehensive income, net of tax	70	—	—	—	—	70	—	—
Balance at May 31, 2026	$21,765,726	26,309	3,660	6,020,306	(7,194,402)	5,676	22,759,089	145,088

	Three Months Ended May 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at February 28, 2025	$22,867,344	26,133	3,660	5,812,802	(4,424,039)	7,351	21,302,131	139,306
Net earnings (including net earnings attributable to noncontrolling interests)	481,820	—	—	—	—	—	477,449	4,371
Employee stock and directors plans	722	3	—	1,157	(438)	—	—	—
Purchases of treasury stock	(520,981)	—	—	—	(520,981)	—	—	—
Amortization of restricted stock	28,773	—	—	28,773	—	—	—	—
Cash dividends	(133,589)	—	—	—	—	—	(133,589)	—
Receipts related to noncontrolling interests	9,701	—	—	—	—	—	—	9,701
Payments related to noncontrolling interests	(576)	—	—	—	—	—	—	(576)
Total other comprehensive loss, net of tax	(1,332)	—	—	—	—	(1,332)	—	—
Balance at May 31, 2025	$22,731,882	26,136	3,660	5,842,732	(4,945,458)	6,019	21,645,991	152,802

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended May 31, 2026
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2025	$22,140,609	26,158	3,660	5,909,726	(6,457,609)	6,011	22,471,471	181,192
Net earnings (including net earnings attributable to noncontrolling interests)	541,490	—	—	—	—	—	534,155	7,335
Employee stock and directors plans	(23,908)	151	—	21,932	(45,991)	—	—	—
Purchases of treasury stock	(690,802)	—	—	—	(690,802)	—	—	—
Amortization of restricted stock	88,648	—	—	88,648	—	—	—	—
Cash dividends	(246,537)	—	—	—	—	—	(246,537)	—
Receipts related to noncontrolling interests	2,543	—	—	—	—	—	—	2,543
Payments related to noncontrolling interests	(26,409)	—	—	—	—	—	—	(26,409)
Non-cash purchase or activity of noncontrolling interests, net	(19,573)	—	—	—	—	—	—	(19,573)
Total other comprehensive loss, net of tax	(335)	—	—	—	—	(335)	—	—
Balance at May 31, 2026	$21,765,726	26,309	3,660	6,020,306	(7,194,402)	5,676	22,759,089	145,088

	Six Months Ended May 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2024	$28,021,225	25,998	3,660	5,729,434	(3,649,564)	7,529	25,753,078	151,090
Net earnings (including net earnings attributable to noncontrolling interests)	1,010,533	—	—	—	—	—	996,975	13,558
Employee stock and directors plans	(63,671)	138	—	1,389	(65,198)	—	—	—
Purchases of treasury stock	(1,230,696)	—	—	—	(1,230,696)	—	—	—
Amortization of restricted stock	112,858	—	—	112,858	—	—	—	—
Cash dividends	(265,235)	—	—	—	—	—	(265,235)	—
Receipts related to noncontrolling interests	21,029	—	—	—	—	—	—	21,029
Payments related to noncontrolling interests	(5,965)	—	—	—	—	—	—	(5,965)
Millrose Properties, Inc. spin-off	(4,838,827)	—	—	—	—	—	(4,838,827)	—
Non-cash purchase or activity of noncontrolling interests, net	(27,859)	—	—	(949)	—	—	—	(26,910)
Total other comprehensive loss, net of tax	(1,510)	—	—	—	—	(1,510)	—	—
Balance at May 31, 2025	$22,731,882	26,136	3,660	5,842,732	(4,945,458)	6,019	21,645,991	152,802
On June 25, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share on both its Class A and Class B common stock, payable on July 24, 2026 to holders of record at the close of business on July 10, 2026. On May 6, 2026, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on April 22, 2026. The Company approved and paid cash dividends of $0.50 per share for each of the four quarters of 2025 for both its Class A and Class B common stock.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At May 31, 2026, the Company has a remaining authorization to repurchase $1.0 billion in value of the Company's Class A or Class B common stock. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended May 31,				Six Months Ended May 31,
	2026		2025		2026		2025
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	4,335,241	664,759	4,501,936	204,515	6,172,126	827,874	9,271,936	663,320
Total purchase price	$388,784	$57,954	$495,230	$21,504	$608,055	$75,770	$1,139,849	$79,625
Average price per share	$89.68	$87.18	$110.00	$105.15	$98.52	$91.52	$122.94	$120.04
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2026	2025	2026	2025
Provision for income taxes	$105,058	160,061	174,150	329,586
Effective tax rate (1)	25.6%	25.1%	24.6%	24.8%
(1)For the three and six months ended May 31, 2026 and 2025, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net earnings attributable to Lennar	$304,772	477,449	534,155	996,975
Less: distributed earnings allocated to nonvested shares	3,051	2,973	4,221	3,929
Less: undistributed earnings allocated to nonvested shares	2,025	3,304	3,183	7,160
Numerator for basic and diluted earnings per share	299,696	471,172	526,751	985,886
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	240,776	260,286	242,607	261,510
Basic and diluted earnings per share	$1.24	1.81	2.17	3.77

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	At May 31, 2026	At November 30, 2025
Unsecured delayed draw term loan facility due 2028	$1,704,487	1,710,000
5.25% senior notes due 2026 (1)	400,000	400,608
5.00% senior notes due 2027	350,399	350,590
4.75% senior notes due 2027	699,134	698,845
5.20% senior notes due 2030	694,791	694,165
Mortgage notes on land and other debt	198,676	230,478
	$4,047,487	4,084,686
(1)Subsequent to May 31, 2026, the Company redeemed all of its 5.25% senior notes due June 2026.
The carrying amounts of the senior notes and unsecured delayed draw term loan facility in the table above are net of debt issuance costs of $11.2 million and $7.0 million as of May 31, 2026 and November 30, 2025, respectively.
The Company has an unsecured delayed draw term loan facility with committed borrowing availability of approximately $1.7 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $500 million via an accordion feature. As of May 31, 2026, the Company had outstanding borrowings of $1.7 billion under the credit agreement governing its unsecured Delayed Draw Term Loan Facility. The Company may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at the Company’s discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin.
The maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	At May 31, 2026
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
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
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2025 Form 10-K. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	At May 31, 2026	At November 30, 2025
Performance letters of credit	$2,069,635	1,963,643
Financial letters of credit	802,809	926,304
Surety bonds	5,712,218	5,614,807
Anticipated future costs primarily for site improvements related to performance surety bonds	3,276,374	3,056,582
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at May 31, 2026 and November 30, 2025, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At May 31, 2026		At November 30, 2025
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-sale	Level 3	$13,830	13,959	15,547	15,547
Investments held-to-maturity	Level 3	129,320	127,778	132,868	132,032
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,047,487	4,072,154	4,084,686	4,122,169
Financial Services notes and other debts payable, net	Level 2	1,963,746	1,964,163	1,790,309	1,790,789
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		May 31, 2026	November 30, 2025
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,855,423	2,170,677
LMF Commercial loans held-for-sale	Level 3	70,296	26,401
Mortgage servicing rights	Level 3	2,983	3,266
Forward options	Level 1	124	986
Lennar Other Assets:
Investments in equity securities	Level 1	$89,551	232,372
Investments available-for-sale	Level 3	38,725	39,060

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	At May 31, 2026		At November 30, 2025
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,917,191	(61,768)	2,206,966	(36,289)
LMF Commercial loans held-for-sale	73,300	(3,004)	26,525	(124)
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
Financial Services residential loans held-for-sale - The fair value of residential loans held-for-sale that trade in active secondary markets is determined based upon quoted market prices for similar mortgage loans, adjusted for credit risk and other loan characteristics, and is categorized as Level 2. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of May 31, 2026 and November 30, 2025. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

	May 31, 2026	November 30, 2025
Unobservable inputs:
Mortgage prepayment rate	9%	9%
Discount rate	13%	13%
Delinquency rate	11%	11%
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2026	2025	2026	2025
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(57,891)	(32,753)	(25,489)	(2,350)
Mortgage loan commitments	(16,520)	(22,583)	(9,310)	10,921
Forward contracts	21,558	76,955	8,575	28,492
Interest rate swaps	17,550	3,458	8,278	162
Changes in fair value included in Lennar Other losses from technology investments:
Investments in equity securities	$(23,252)	(29,440)	(8,414)	(91,943)

Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$70	(1,332)	(335)	(1,510)
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended May 31,
	2026		2025
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,783	74,793	3,297	82,794
Purchases/loan originations	191	73,300	251	180,875
Sales/loan originations sold, including those not settled	—	(76,250)	—	(190,936)
Disposals/settlements	(72)	—	(56)	—
Changes in fair value (1)	81	(1,547)	(25)	(466)
Interest and principal paydowns	—	—	—	(64)
Ending balance	$2,983	70,296	3,467	72,203

	Six Months Ended May 31,
	2026		2025
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,266	26,401	3,463	50,316
Purchases/loan originations	263	156,350	277	308,840
Sales/loan originations sold, including those not settled	—	(109,575)	—	(285,823)
Disposals/settlements	(123)	—	(153)	—
Changes in fair value (1)	(423)	(3,004)	(120)	(747)
Interest and principal paydowns	—	124	—	(383)
Ending balance	$2,983	$70,296	$3,467	$72,203
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended May 31,
		2026			2025
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$310,460	242,214	(68,246)	470,734	421,051	(49,683)
Land and land under development (2)	Level 3	549	—	(549)	—	—	—
Deposits and pre-acquisition costs on real estate (3)	Level 3	1,397	—	(1,397)	8,661	—	(8,661)
Financial Services - financial assets:
Loans held-for-sale (4)	Level 3	$13,830	14,168	(338)	—	—	—
Multifamily - non-financial assets:
Investments in unconsolidated entities (5)	Level 3	$—	—	—	3,122	—	(3,122)

		Six Months Ended May 31,
		2026			2025
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$714,753	613,721	(101,032)	742,658	672,632	(70,026)
Land and land under development (2)	Level 3	549	—	(549)	191	134	(57)
Deposits and pre-acquisition costs on real estate (3)	Level 3	6,738	—	(6,738)	8,928	—	(8,928)
Financial Services - financial assets:
Loans held-for-sale (4)	Level 3	$14,316	13,830	(486)	—	—	—
Multifamily - non-financial assets:
Investments in unconsolidated entities (5)	Level 3	$—	—	—	10,716	—	(10,716)
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

			Communities with valuation adjustments
At or for the Six Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
May 31, 2026	1,683	151	18	$143,785	$36,240
May 31, 2025	1,617	102	14	35,482	17,918
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Six Months Ended May 31,
	2026			2025
Unobservable inputs	Range			Range
Average selling price (1)	$129,000	—	1,015,000	168,000	—	872,000
Absorption rate per quarter (homes)	5	—	19	2	—	7
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the six months ended May 31, 2026 and 2025.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its 2025 Form 10-K.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from the unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three and six months ended May 31, 2026, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment. During the three and six months ended May 31, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had an other-than-temporary impairment of $3.1 million and $10.7 million included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss).
The Company estimates the fair value of investments in unconsolidated entities evaluated for impairment based on market conditions and assumptions made by management at the time the investment is evaluated, which may differ materially from actual results if market conditions or assumptions change.
(9)Variable Interest Entities
During the six months ended May 31, 2026, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, there were no variable interest entities ("VIEs") that were consolidated or deconsolidated during the six months ended May 31, 2026.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	At May 31, 2026		At November 30, 2025
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$689,540	701,550	824,241	861,679
Multifamily (2)	208,578	209,258	167,873	169,364
Financial Services (3)	129,999	129,999	135,396	135,396
Lennar Other (4)	103,226	103,226	105,151	105,151
	$1,131,343	1,144,033	1,232,661	1,271,590
(1)As of May 31, 2026 and November 30, 2025, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs. In addition, as of May 31, 2026 and November 30, 2025, there was recourse debt of VIEs of $8.2 million and $30.1 million, respectively.
(2)As of both May 31, 2026 and November 30, 2025, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The increase was primarily due to LMV II becoming a VIE in anticipation of future capital contributions.
(3)As of both May 31, 2026 and November 30, 2025, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and primarily related to the Financial Services' CMBS held-to-maturity investments.
(4)As of both May 31, 2026 and November 30, 2025, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of May 31, 2026 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. Except for the unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs.
Option Contracts
The Company has access to land through option contracts, which generally enable it to control portions of properties owned by third parties (including land banks) until the Company has determined whether to exercise the options. All deposits and pre-acquisition costs on real estate, including option maintenance fees paid to land banks, are capitalized on the condensed consolidated balance sheets and are allocated to the land basis when the land is acquired.
The Company evaluates option contracts with third-party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of May 31, 2026, land under option with third parties that the Company was compelled to takedown was $958.4 million, of which $255.4 million were land purchase contract obligations due to land banks upon maturity of the contracts. The Company's intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $530.3 million as of May 31, 2026.
During the six months ended May 31, 2026, consolidated inventory not owned decreased by $207.7 million with a $163.7 million decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2026. The decrease was primarily due to takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to finished homes

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
and construction in progress in the accompanying condensed consolidated balance sheet as of May 31, 2026. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(In thousands)	At May 31, 2026	At November 30, 2025
Non-refundable option deposits and pre-acquisition costs on real estate	$6,982,603	6,301,909
Non-refundable option deposits included in consolidated inventory not owned	175,995	220,025
Letters of credit in lieu of cash deposits under certain land and option contracts	411,051	443,277
For the six months ended May 31, 2026, the Company purchased a significant portion of land from three land banks (the “Land Banks”). There were no amounts due to the Land Banks as of May 31, 2026, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of May 31, 2026, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $2.6 billion, which are included in the corresponding line item presented in the table above. As of May 31, 2026, total consolidated inventory not owned and liabilities related to consolidated inventory not owned for the option contracts with the Land Banks were $379.2 million and $295.4 million. As of May 31, 2026, total deposits and pre-acquisition costs on real estate relating to option contracts with Millrose Properties, Inc. (one of the three Land Banks) were $1.2 billion.
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
As of May 31, 2026, the Company has recorded accruals for loss contingencies that management believes are probable and reasonably estimable. These accruals are included in Other liabilities in the condensed consolidated balance sheets. For these matters as well as for matters for which a loss is reasonably possible but not probable, management believes that any reasonably possible losses, either individually or in the aggregate, would not have a material adverse effect on the Company’s consolidated financial position. However, the ultimate resolution of these matters could have a material effect on the Company’s results of operations or cash flows in a particular period.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2026	2025	2026	2025
Warranty reserve, beginning of the period	$381,666	428,926	400,591	446,240
Warranties issued	47,479	63,164	89,999	123,632
Adjustments to pre-existing warranties from changes in estimates (1)	6,899	11,824	19,905	14,386
Payments	(52,892)	(61,856)	(127,343)	(142,200)
Warranty reserve, end of period	$383,152	442,058	383,152	442,058
(1)The adjustments to pre-existing warranties from changes in estimates during the three and six months ended May 31, 2026 and 2025 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	At May 31, 2026	At November 30, 2025
Right-of-use assets	$232,599	269,011
Lease liabilities	233,775	264,157
Weighted-average remaining lease term (in years)	5.4	5.4
Weighted-average discount rate	4.6%	4.7%
Future minimum payments under the noncancellable leases in effect at May 31, 2026 were as follows:

(In thousands)	Lease Payments
2026	$42,105
2027	59,360
2028	41,836
2029	29,776
2030	26,212
Thereafter	66,805
Total future minimum lease payments (1)	$266,094
Less: Interest (2)	32,319
Present value of lease liabilities (2)	$233,775
(1)Total future minimum lease payments exclude variable lease costs of $30.8 million and an immaterial amount of short-term lease costs.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date. As of May 31, 2026, the Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities was as follows:

	Six Months Ended May 31,
(In thousands)	2026	2025
Rental expense	$82,485	102,628
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
space which is no longer used for the Company's operations. For both the six months ended May 31, 2026 and 2025, the Company had an immaterial amount of sublease income.
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
The Company does not presently anticipate any draws upon these letters of credit or surety bonds that would have a material effect on its condensed consolidated financial statements.
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
Loan Servicing
Substantially all of the loans the Financial Services segment originates are sold within a short period on the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray any losses incurred by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors, which are included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets. These accruals are based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving purchase claims exceed the Company’s expectations, additional recourse expense may be incurred.

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
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to: slowdowns in real estate markets in regions where we have significant Homebuilding or Multifamily development activities or own a substantial number of single-family homes for rent; decreased demand for our homes, either for sale or for rent, or Multifamily rental apartments; the potential impact of inflation; the impact of increased cost of mortgage financing for homebuyers, increased or continued high interest rates or increased competition in the mortgage industry; supply shortages and increased costs related to construction materials and labor; changes in trade policy affecting our business, including new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that may impact the cost of raw materials and other goods related to our homebuilding business; changes in U.S. and foreign governmental laws, regulations and policies, including retaliatory policies against the United States, that may impact our business operations; cost increases related to real estate taxes and insurance; the effect of increased interest rates with regard to our funds' borrowings or the willingness of the funds to invest in new projects; increased energy prices; reductions in the market value of our investments in public companies; natural disasters or catastrophic events for which our insurance may not provide adequate coverage; our inability to successfully execute our strategies, including our land-light strategy; problems exercising options to purchase homesites; a decline in the value of the land and home inventories we maintain and resulting possible future write downs of the carrying value of our real estate assets; the forfeiture of deposits and pre-acquisition costs on real estate related to land purchase options we decide not to exercise; the potential negative impact to our business from public health issues; labor shortages and/or a decrease in the number of potential homebuyers due to increased enforcement of restrictions on immigration; possible unfavorable outcomes in legal proceedings; conditions in the capital, credit and financial markets; and changes in laws, regulations or the regulatory environment affecting our business.
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
Outlook
Lennar's second quarter 2026 results represent strong operational execution against a macro backdrop that has grown more complicated throughout the quarter. While our margin remains under pressure as we continue to focus on bringing affordable housing to an affordability-constrained consumer base, underlying demand is real and growing and supply remains structurally short.
Mortgage interest rates remained stubbornly elevated in the mid-to-upper 6% range throughout the quarter, keeping affordability challenged for the majority of our buyers. Complicating the picture further, headline inflation rose to 4.2% year-over-year in May, the highest reading since early 2023, driven primarily by energy prices tied to supply disruptions from the Iran conflict. While core inflation decelerated on a monthly basis, higher energy costs impact every part of the American household budget and weigh on consumer confidence and the urgency to make major financial commitments. The Federal Reserve remains on hold, and near-term rate relief appears unlikely. Consumer psychology continues to be tested by concerns about long-term job security amid rapid advances in artificial intelligence. Traffic across our communities has been inconsistent; intent is high but urgency to close remains measured and deliberate rather than confident.
On an encouraging note, after three years of incentive levels that have been generally increasing, we saw a meaningful decline in our sales incentives on deliveries this quarter. While the overall market remains choppy and it is too early to declare a sustained trend, this may be a leading indicator of margin recovery. The federal government's engagement with the national housing crisis also continues to deepen, with housing affordability remaining a genuine focal point of both the administration and the legislature.
Our operating strategy has not changed. We remain focused on two strategic priorities: driving consistent, even-flow production and volume, and continuously refining our asset-light, land-light balance sheet model to generate strong and growing cash flow and returns. Using incentives, we price to market in order to maintain sales at a consistent level as the market adjusts. This has given us a competitive edge, and has enabled us to drive down construction costs per square foot and to reduce cycle time to a record low. Our land-light model enables us to be a significantly more efficient land buyer, land developer and land administrator at a meaningfully lower cost of capital. We are not waiting for conditions to normalize, we are building and executing in the market as it exists today, and we are currently expecting sequential margin improvement to continue as the year progresses.
For the third quarter of 2026, we expect new orders to be in the range of 21,000 to 22,000 homes, with continued focus on matching starts and sales pace. We anticipate third quarter deliveries to be in the range of 20,500 to 21,500 homes as we maintain even-flow production and convert inventory to cash. Our average sales price on those deliveries is expected to be between $375,000 and $380,000. We expect gross margins to be approximately 16%, and our SG&A percentage should be in the range of 8.8% to 9.0%. For the full year, we are adjusting our annual delivery guidance to 82,000 to 83,000 homes, reflecting current pressures on interest rates and continued macro uncertainty.
After over three years of navigating a rather difficult and complicated housing market, we believe that we are well-positioned for market conditions as they unfold. In the current market, incentives are declining, margins are starting to improve, and our sales and marketing machines are generating stronger leads, faster engagement, and better conversion. Our position is strong in the vast majority of our markets, which gives us the scale and operational discipline to position ourselves for improvements in the market rather than waiting for conditions to improve on their own. We are building towards that with clarity, discipline, and confidence.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our second quarter net earnings attributable to Lennar in 2026 were $304.8 million, or $1.24 per diluted share, compared to our second quarter net earnings attributable to Lennar in 2025 of $477.4 million, or $1.81 per diluted share. Excluding pretax mark-to-market losses of $23.3 million and $29.4 million on technology investments, respectively, our second quarter net earnings attributable to Lennar in 2026 were $322.1 million, or $1.31 per diluted share, compared to $499.5 million or $1.90 per diluted share in the second quarter of 2025.
Financial information relating to our operations was as follows:

	Three Months Ended May 31, 2026
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,595,039	—	—	—	—	7,595,039
Sales of land	12,401	—	—	—	—	12,401
Other revenues	8,874	236,939	63,564	23,055	—	332,432
Total revenues	7,616,314	236,939	63,564	23,055	—	7,939,872
Costs and expenses:
Costs of homes sold	6,412,619	—	—	—	—	6,412,619
Costs of land sold	21,544	—	—	—	—	21,544
Selling, general and administrative expenses	698,395	—	—	—	—	698,395
Other costs and expenses	—	135,836	72,788	43,726	—	252,350
Total costs and expenses	7,132,558	135,836	72,788	43,726	—	7,384,908
Equity in earnings from unconsolidated entities	2,670	—	27,233	4,184	—	34,087
Other income, net and other gains, net	2,945	—	316	795	—	4,056
Lennar Other losses from technology investments	—	—	—	(23,252)	—	(23,252)
Operating earnings (loss)	$489,371	101,103	18,325	(38,944)	—	569,855
Corporate general and administrative expenses	—	—	—	—	136,149	136,149
Charitable foundation contribution	—	—	—	—	20,519	20,519
Earnings (loss) before income taxes	$489,371	101,103	18,325	(38,944)	(156,668)	413,187

	Three Months Ended May 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,788,275	—	—	—	—	7,788,275
Sales of land	43,195	—	—	—	—	43,195
Other revenues	12,392	298,098	230,305	5,237	—	546,032
Total revenues	7,843,862	298,098	230,305	5,237	—	8,377,502
Costs and expenses:
Costs of homes sold	6,402,532	—	—	—	—	6,402,532
Costs of land sold	56,173	—	—	—	—	56,173
Selling, general and administrative expenses	688,847	—	—	—	—	688,847
Other costs and expenses	—	140,818	254,677	30,025	—	425,520
Total costs and expenses	7,147,552	140,818	254,677	30,025	—	7,573,072
Equity in earnings (losses) from unconsolidated entities	17,716	—	(5,269)	(331)	—	12,116
Other income, net and other gains, net	14,208	—	14,887	1,664	—	30,759
Lennar Other losses from technology investments	—	—	—	(29,440)	—	(29,440)
Operating earnings (loss)	$728,234	157,280	(14,754)	(52,895)	—	817,865
Corporate general and administrative expenses	—	—	—	—	155,853	155,853
Charitable foundation contribution	—	—	—	—	20,131	20,131
Earnings (loss) before income taxes	$728,234	157,280	(14,754)	(52,895)	(175,984)	641,881

	Six Months Ended May 31, 2026
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$13,867,961	—	—	—	—	13,867,961
Sales of land	27,559	—	—	—	—	27,559
Other revenues	19,357	452,494	146,063	45,914	—	663,828
Total revenues	13,914,877	452,494	146,063	45,914	—	14,559,348
Costs and expenses:
Costs of homes sold	11,734,233	—	—	—	—	11,734,233
Costs of land sold	52,855	—	—	—	—	52,855
Selling, general and administrative expenses	1,315,890	—	—	—	—	1,315,890
Other costs and expenses	—	260,078	163,216	87,410	—	510,704
Total costs and expenses	13,102,978	260,078	163,216	87,410	—	13,613,682
Equity in earnings from unconsolidated entities	40,851	—	52,714	3,790	—	97,355
Other income, net and other gains, net	9,649	—	623	1,930	—	12,202
Lennar Other losses from technology investments	—	—	—	(8,414)	—	(8,414)
Operating earnings (loss)	$862,399	192,416	36,184	(44,190)	—	1,046,809
Corporate general and administrative expenses	—	—	—	—	293,787	293,787
Charitable foundation contribution	—	—	—	—	37,382	37,382
Earnings (loss) before income taxes	$862,399	192,416	36,184	(44,190)	(331,169)	715,640

	Six Months Ended May 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$15,028,821	—	—	—	—	15,028,821
Sales of land	78,521	—	—	—	—	78,521
Other revenues	20,390	575,175	293,501	12,639	—	901,705
Total revenues	15,127,732	575,175	293,501	12,639	—	16,009,047
Homebuilding costs and expenses:
Costs of homes sold	12,290,676	—	—	—	—	12,290,676
Costs of land sold	92,250	—	—	—	—	92,250
Selling, general and administrative	1,304,586	—	—	—	—	1,304,586
Other costs and expenses	—	274,412	328,053	53,589		656,054
Total costs and expenses	13,687,512	274,412	328,053	53,589	—	14,343,566
Equity in earnings (losses) from unconsolidated entities	52,720	—	(4,542)	(2,827)	—	45,351
Other income (expense), net and other gains (losses), net	44,567	—	24,317	(6,458)	—	62,426
Lennar Other losses from technology investments	—	—	—	(91,943)	—	(91,943)
Operating earnings	1,537,507	300,763	(14,777)	(142,178)	—	1,681,315
Corporate general and administrative expenses	—	—	—	—	303,231	303,231
Charitable foundation contribution	—	—	—	—	37,965	37,965
Earnings (loss) before income taxes	$1,537,507	300,763	(14,777)	(142,178)	(341,196)	1,340,119
Three Months Ended May 31, 2026 versus Three Months Ended May 31, 2025
Revenues from home sales decreased 2% in the second quarter of 2026 to $7.6 billion from $7.8 billion in the second quarter of 2025. Revenues were lower primarily due to a 5% decrease in the average sales price of homes delivered, partially offset by a 2% increase in the number of home deliveries. New home deliveries were 20,519 homes in the second quarter of 2026, compared to 20,131 homes in the second quarter of 2025. The average sales price of homes delivered was $371,000 in the second quarter of 2026, compared to $389,000 in the second quarter of 2025. The decrease in average sales price of homes delivered in the second quarter of 2026 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $1.2 billion, or 15.6%, in the second quarter of 2026, compared to $1.4 billion, or 17.8%, in the second quarter of 2025. During the second quarter of 2026, gross margins decreased primarily due to lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $698.4 million in the second quarter of 2026, compared to $688.8 million in the second quarter of 2025. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 9.2% in the second quarter of 2026, from 8.8% in the second quarter of 2025, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
During the second quarter of 2026, our homebuilding operating earnings included $9.4 million of interest income, compared to $13.8 million of interest income in the second quarter of 2025. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for the Financial Services segment were $100.2 million in the second quarter of 2026, compared to $156.6 million in the second quarter of 2025, both amounts are net of noncontrolling interest. The decrease in operating earnings was primarily due to lower profit per locked loan in the mortgage business.
Operating earnings for the Multifamily segment were $18.3 million in the second quarter of 2026, compared to an operating loss of $14.8 million in the second quarter of 2025. Operating loss for the Lennar Other segment was $38.9 million in the second quarter of 2026, compared to an operating loss of $52.9 million in the second quarter of 2025. The Lennar Other operating loss for both second quarters of 2026 and 2025 was primarily driven by mark-to-market losses of $23.3 million and $29.4 million, respectively, on our technology investments.
In the second quarter of 2026 and 2025, we had tax provisions of $105.1 million and $160.1 million, which resulted in an overall effective income tax rate of 25.6% and 25.1%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits.
Six Months Ended May 31, 2026 versus Six Months Ended May 31, 2025
Revenues from home sales decreased 8% in the six months ended May 31, 2026 to $13.9 billion from $15.0 billion in the six months ended May 31, 2025. Revenues were lower primarily due to a 6% decrease in the average sales price of homes delivered and a 2% decrease in the number of home deliveries. New home deliveries were 37,382 homes in the six months ended May 31, 2026, compared to 37,965 homes in the six months ended May 31, 2025. The average sales price of homes delivered was $373,000 in the six months ended May 31, 2026, compared to $398,000 in the six months ended May 31, 2025. The decrease in average sales price of homes delivered in the six months ended May 31, 2026 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $2.1 billion, or 15.4%, in the six months ended May 31, 2026, compared to $2.7 billion, or 18.2%, in the six months ended May 31, 2025. During the six months ended May 31, 2026, gross margins decreased primarily due to lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $1.3 billion in the six months ended May 31, 2026, consistent with $1.3 billion in the six months ended May 31, 2025. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 9.5% in the six months ended May 31, 2026, from 8.7% in the six months ended May 31, 2025, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
During the six months ended May 31, 2026, our homebuilding operating earnings included $29.3 million of interest income, compared to $37.0 million of interest income in the six months ended May 31, 2025. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for the Financial Services segment were $190.8 million in the six months ended May 31, 2026, compared to $299.5 million in the six months ended May 31, 2025, both amounts are net of noncontrolling interest. The decrease in operating earnings was primarily due to lower profit per locked loan in the mortgage business.
Operating earnings for the Multifamily segment were $36.2 million in the six months ended May 31, 2026, compared to an operating loss of $14.5 million in the six months ended May 31, 2025. Operating loss for the Lennar Other segment was $44.2 million in the six months ended May 31, 2026, compared to an operating loss of $142.2 million in the six months ended May 31, 2025. The Lennar Other operating loss for the six months ended May 31, 2026 was due to operating losses and mark-to-market losses of $8.4 million on our technology investments. The Lennar Other operating loss for the six months ended May 31, 2025 was primarily due to mark-to-market losses of $91.9 million on our technology investments.
In the six months ended May 31, 2026 and 2025, we had tax provisions of $174.2 million and $329.6 million, which resulted in an overall effective income tax rate of 24.6% and 24.8%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits.

Homebuilding Segments
At May 31, 2026, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended May 31, 2026
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Losses)
East	$1,709,254	1,382,260	19.1%	157,939	(4,178)	3,705	4,978	1,942	164,386
Central	1,662,594	1,407,144	15.4%	76,968	(2,130)	1,076	(18)	2,276	78,172
South Central	1,463,140	1,210,579	17.3%	117,472	(973)	560	(10)	(2,712)	114,337
West	2,758,154	2,409,274	12.6%	138,458	(1,862)	1,160	676	1,603	140,035
Other (2)	1,897	3,362	(77.2)%	(6,812)	—	2,373	(2,956)	(164)	(7,559)
Totals	$7,595,039	6,412,619	15.6%	484,025	(9,143)	8,874	2,670	2,945	489,371

	Three Months Ended May 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$1,715,407	1,390,760	18.9%	157,329	147	3,714	8,295	7,161	176,646
Central	1,743,304	1,417,197	18.7%	160,279	(1,143)	1,963	(1)	1,099	162,197
South Central	1,505,750	1,241,884	17.5%	137,955	(1,415)	1,058	(6)	(903)	136,689
West	2,818,980	2,346,962	16.7%	254,863	(10,567)	2,095	1,038	(2,005)	245,424
Other (2)	4,834	5,729	(18.5)%	(13,530)	—	3,562	8,390	8,856	7,278
Totals	$7,788,275	6,402,532	17.8%	696,896	(12,978)	12,392	17,716	14,208	728,234

	Six Months Ended May 31, 2026
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Losses on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$3,221,332	2,621,112	18.6%	268,391	(11,406)	8,574	15,661	(1,879)	279,341
Central	3,007,627	2,559,859	14.9%	121,081	(4,993)	2,229	41	4,159	122,517
South Central	2,623,320	2,166,947	17.4%	213,650	(3,318)	1,220	(25)	(4,381)	207,146
West	5,009,901	4,376,796	12.6%	231,513	(5,579)	2,362	1,588	(429)	229,455
Other (2)	5,781	9,519	(64.7)%	(16,797)	—	4,972	23,586	12,179	23,940
Totals	$13,867,961	11,734,233	15.4%	817,838	(25,296)	19,357	40,851	9,649	862,399

	Six Months Ended May 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$3,370,667	2,693,780	20.1%	347,383	(242)	6,449	14,933	32,477	401,000
Central	3,273,496	2,662,807	18.7%	292,537	(2,583)	2,817	(4)	3,150	295,917
South Central	2,666,273	2,188,413	17.9%	257,127	1,249	1,759	(8)	(1,355)	258,772
West	5,707,665	4,733,641	17.1%	554,488	(12,153)	3,343	1,010	(2,483)	544,205
Other (2)	10,720	12,035	(12.3)%	(17,976)	—	6,022	36,789	12,778	37,613
Totals	$15,028,821	12,290,676	18.2%	1,433,559	(13,729)	20,390	52,720	44,567	1,537,507
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended May 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	4,761	4,742	$1,757,118	1,766,459	$369,000	373,000
Central	4,606	4,538	1,662,594	1,743,304	361,000	384,000
South Central	6,286	6,174	1,463,140	1,505,750	233,000	244,000
West	4,863	4,669	2,758,154	2,818,980	567,000	604,000
Other	3	8	1,897	4,834	632,000	604,000
Total	20,519	20,131	$7,642,903	7,839,327	$371,000	389,000
Of the total homes delivered listed above, 73 homes with a dollar value of $47.9 million and an average sales price of $656,000 represent homes from unconsolidated entities for the three months ended May 31, 2026, compared to 113 homes with a dollar value of $51.1 million and an average sales price of $452,000 for the three months ended May 31, 2025.

	Six Months Ended May 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	8,911	9,126	$3,341,069	3,462,701	$375,000	379,000
Central	8,407	8,494	3,007,627	3,273,497	358,000	385,000
South Central	11,325	10,904	2,623,320	2,666,273	232,000	245,000
West	8,731	9,425	5,009,901	5,707,665	574,000	606,000
Other	8	16	5,780	10,720	723,000	670,000
Total	37,382	37,965	$13,987,697	15,120,856	$374,000	398,000
Of the total homes delivered listed above, 157 homes with a dollar value of $119.7 million and an average sales price of $763,000 represent homes from unconsolidated entities for the six months ended May 31, 2026, compared to 193 homes with a dollar value of $92.0 million and an average sales price of $477,000 for the six months ended May 31, 2025.
Sales Incentives (1):

	Three Months Ended May 31,				Six Months Ended May 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$57,500	74,800	13.6%	16.8%	$65,800	71,300	15.2%	15.9%
Central	43,000	45,500	10.6%	10.6%	47,400	47,700	11.7%	11.0%
South Central	55,000	54,400	19.1%	18.2%	53,700	56,100	18.8%	18.7%
West	64,800	64,600	10.3%	9.7%	65,700	65,000	10.3%	9.7%
Other	88,400	101,700	12.3%	14.4%	94,100	99,500	11.5%	12.9%
Total	$55,200	59,500	12.9%	13.3%	$57,900	60,000	13.5%	13.1%
(1) Sales incentives relate to homes delivered during the period, excluding homes delivered by unconsolidated entities.

New Orders (2):

	As of May 31,		Three Months Ended May 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	346	340	5,064	5,604	$1,929,424	1,978,078	$381,000	353,000
Central	462	443	5,218	5,266	1,896,583	1,987,955	363,000	378,000
South Central	433	391	6,293	6,626	1,475,500	1,607,319	234,000	243,000
West	441	441	5,173	5,098	2,906,234	2,997,528	562,000	588,000
Other	1	2	1	7	668	4,383	668,000	626,000
Total	1,683	1,617	21,749	22,601	$8,208,409	8,575,263	$377,000	379,000
Of the total new orders listed above, 57 homes with a dollar value of $30.9 million and an average sales price of $542,000 represent homes in five active communities from unconsolidated entities for the three months ended May 31, 2026, compared to 141 homes with a dollar value of $69.8 million and an average sales price of $495,000 in 10 active communities for the three months ended May 31, 2025.

	Six Months Ended May 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	9,544	9,667	$3,641,071	3,539,940	$382,000	366,000
Central	9,810	9,816	3,532,795	3,788,150	360,000	386,000
South Central	11,298	11,547	2,639,114	2,780,180	234,000	241,000
West	9,604	9,909	5,529,034	5,886,178	576,000	594,000
Other	8	17	5,781	11,547	723,000	679,000
Total	40,264	40,956	$15,347,795	16,005,995	$381,000	391,000
Of the total new orders listed above, 128 homes with a dollar value of $62.1 million and an average sales price of $485,000 represent homes from unconsolidated entities for the six months ended May 31, 2026, compared to 242 homes with a dollar value of $129.7 million and an average sales price of $536,000 for the six months ended May 31, 2025.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2026 and 2025.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
East	15%	14%	14%	15%
Central	12%	10%	12%	10%
South Central	17%	16%	16%	16%
West	11%	13%	11%	12%
Other	—%	13%	20%	19%
Total	14%	14%	14%	14%
Backlog:

	At May 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,455	3,900	$2,069,490	1,562,457	$379,000	401,000
Central	4,875	4,706	1,797,844	1,905,125	369,000	405,000
South Central	3,018	3,430	671,772	815,681	223,000	238,000
West	3,470	3,500	2,067,167	2,200,051	596,000	629,000
Other	—	2	—	1,176	—	588,000
Total	16,818	15,538	$6,606,273	6,484,490	$393,000	417,000
Of the total homes in backlog listed above, 50 homes with a backlog dollar value of $28.4 million and an average sales price of $568,000 represent the backlog from unconsolidated entities at May 31, 2026, compared to 128 homes with a backlog dollar value of $101.4 million and an average sales price of $792,000 at May 31, 2025.

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
Three Months Ended May 31, 2026 versus Three Months Ended May 31, 2025
Homebuilding East: Revenues from home sales decreased in the second quarter of 2026 compared to the second quarter of 2025 primarily due to a decrease in the average sales price of homes delivered in all states of the segment, partially offset by an increase in the number of homes delivered in New Jersey. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities. During the second quarter of 2026, gross margin percentage on homes delivered increased primarily due to a decrease in construction costs, partially offset by lower revenue per square foot and higher land costs year over year.
Homebuilding Central: Revenues from home sales decreased in the second quarter of 2026 compared to the second quarter of 2025 primarily due to a decrease in the average sales price of homes delivered in all states of the segment, except in Illinois, partially offset by an increase in the number of homes delivered in Alabama, Georgia, Illinois, and South Carolina. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities. During the second quarter of 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding South Central: Revenues from home sales decreased in the second quarter of 2026 compared to the second quarter of 2025 primarily due to decreases in the average sales price of homes delivered in Arkansas and Texas, partially offset by an increase in the number of homes delivered in all states of the segment. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The increase in the number of homes delivered was primarily due to an increase in the number of active communities. During the second quarter of 2026, gross margin percentage on homes delivered decreased slightly primarily due to lower revenue per square foot, partially offset by decreases in both construction costs and land costs year over year.
Homebuilding West: Revenues from home sales decreased in the second quarter of 2026 compared to the second quarter of 2025 primarily due to a decrease in the average sales price of homes delivered in California, Oregon and Washington, partially offset by an increase in the number of homes delivered in Arizona, California, Idaho, and Oregon. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall increase in the number of homes delivered was primarily due to an increase in the number of deliveries per active community. During the second quarter of 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Six Months Ended May 31, 2026 versus Six Months Ended May 31, 2025
Homebuilding East: Revenues from home sales decreased in the six months ended May 31, 2026 compared to the six months ended May 31, 2025 primarily due to decreases in both the number of homes delivered and the average sales price of homes delivered in all states of the segment, except for an increase in the number of homes delivered in New Jersey. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. During the six months ended May 31, 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding Central: Revenues from home sales decreased in the six months ended May 31, 2026 compared to the six months ended May 31, 2025 primarily due to decreases in both the average sales price of homes delivered and number of homes delivered in all states of the segment, except for an increase in the number of homes delivered in Alabama, Illinois and South Carolina. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. During the six months ended May 31, 2026, gross margin percentage on homes delivered decreased, primarily due to lower revenue per square foot and higher land costs year over year partially offset by a decrease in construction costs.
Homebuilding South Central: Revenues from home sales decreased in the six months ended May 31, 2026 compared to the six months ended May 31, 2025 primarily due to a decrease in the average sales price of homes delivered in all states of the segment, except in Oklahoma, partially offset by an increase in the number of homes delivered in all states of the segment, except in Texas. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall increase in the number of homes delivered was primarily due to an increase in the number of active communities. During the six months ended May 31, 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot, partially offset by decreases in both construction costs and land costs year over year.
Homebuilding West: Revenues from home sales decreased in the six months ended May 31, 2026 compared to the six months ended May 31, 2025 primarily due to a decrease in the average sales price of homes delivered in Arizona, California, Utah and Washington and a decrease in the number of homes delivered in all states of the segment, except in Idaho and Oregon. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through an increased use of sales incentives. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. During the six months ended May 31, 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2026	2025	2026	2025
Dollar value of mortgages originated	$5,066,000	4,877,000	9,014,000	9,320,000
Number of mortgages originated	14,600	13,600	25,900	25,900
Mortgage capture rate of Lennar homebuyers	83%	85%	83%	85%
Number of title and closing service transactions	22,200	21,000	40,800	39,200
At May 31, 2026 and November 30, 2025, the carrying value of Financial Services' commercial mortgage-backed securities was $129.3 million and $132.9 million, respectively. Details of these securities and related debt are disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets	At
(In thousands)	May 31, 2026	November 30, 2025
Multifamily investments in unconsolidated entities	$491,325	506,573
Lennar's net investment in Multifamily	717,720	781,902
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. During the year ended November 30, 2025, 35 LMV I rental operation projects were sold to various third-party buyers. During the six months ended May 31, 2026, one additional LMV I rental operation project was sold to a third-party buyer.

Lennar Other Segment
Our Lennar Other segment includes strategic investments in various types of technology and other companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies as well as fund investments we retained subsequent to our sale of the Rialto investment and asset management platform. At May 31, 2026 and November 30, 2025, we had $800.4 million and $897.6 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $364.5 million and $368.0 million, respectively.
We have investments in publicly traded technology companies, which are held at market and the carrying value of which will therefore change depending on the value of our shareholdings in those entities on the last day of each quarter. All the investments are accounted for as investments in equity securities which are held at fair value and the changes in fair values are recognized through earnings as discussed in the Overview section earlier of our Management's Discussions and Analysis of Financial Condition and Results of Operations.
(2) Financial Condition and Capital Resources
At May 31, 2026, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $2.2 billion, compared to $3.8 billion at November 30, 2025 and $1.5 billion at May 31, 2025.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At May 31, 2026, we had $1.8 billion of homebuilding cash and cash equivalents and ended the second quarter of 2026 with total liquidity of $4.9 billion.
Operating Cash Flow Activities
During the six months ended May 31, 2026 and 2025, cash used in operating activities totaled $718 million and $1.4 billion, respectively. During the six months ended May 31, 2026, cash used in operating activities was impacted by (1) an increase in inventories due to land purchases and construction costs of $1.1 billion; (2) an increase in deposits and pre-acquisition costs on real estate of $555 million primarily as a result of option contracts with land banks, which included option maintenance fees paid to land banks; and (3) a decrease in accounts payable and other liabilities of $272 million. This was partially offset by (1) our net earnings; (2) a decrease in loans held-for-sale of $247 million primarily related to the sale of loans originated by our Financial Services segment; and (3) a decrease in receivables of $129 million.
During the six months ended May 31, 2025, cash used in operating activities was impacted by an increase in inventories due to land purchases, land development and construction costs of $1.6 billion, an increase in deposits and pre-acquisition costs on real estate of $782 million as we increased the percentage of controlled homesites primarily as a result of option contracts with Millrose Properties, Inc. ("Millrose"), and a decrease in accounts payable and other liabilities of $600 million. This was partially offset by our net earnings and a decrease in loans held-for-sale of $361 million primarily related to the sale of loans originated by our Financial Services segment.
Investing Cash Flow Activities
During the six months ended May 31, 2026 and 2025, cash provided by investing activities totaled $77 million and $183 million, respectively. During the six months ended May 31, 2026, our cash provided by investing activities was primarily due to distributions of capital from unconsolidated entities of $134 million, which primarily included (1) $105 million from Multifamily entities, (2) $23 million from Homebuilding unconsolidated entities, and (3) $6 million from our Lennar Other unconsolidated entities. This was partially offset by cash contributions of $59 million to unconsolidated entities, which included (1) $30 million to Homebuilding unconsolidated entities, (2) $2 million to Lennar Other unconsolidated entities and (3) $27 million to Multifamily unconsolidated entities.
During the six months ended May 31, 2025, our cash provided by investing activities was primarily due to $233 million received from the sale of an investment in a joint venture, $72 million proceeds from the sale of investments and distributions of capital from unconsolidated entities of $175 million, which primarily included (1) $32 million from Homebuilding unconsolidated entities, (2) $129 million from Multifamily entities and (3) $15 million from our Lennar Other unconsolidated entities and $115 million proceeds from the sale of loan receivables. This was partially offset by the $254 million acquisition of Rausch Coleman Homes, net of cash acquired, and cash contributions of $145 million to unconsolidated entities, which included (1) $124 million to Homebuilding unconsolidated entities, (2) $7 million to Lennar Other unconsolidated entities and (3) $14 million to Multifamily unconsolidated entities and $71 million of net additions of operating properties and equipment.
Financing Cash Flow Activities
During the six months ended May 31, 2026 and 2025, cash used in financing activities totaled $1.0 billion and $2.3 billion, respectively. During the six months ended May 31, 2026, cash used in financing activities was primarily due to (1) $737 million of repurchases of our common stock, which included $691 million of repurchases under our repurchase program and $46 million of repurchases related to our equity compensation plan; (2) $247 million of dividend payments; and (3) $155 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks. This was partially offset by $173 million of net borrowings under our Financial Services' warehouse facilities.
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
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

	At
(Dollars in thousands)	May 31, 2026	November 30, 2025	May 31, 2025
Homebuilding debt	$4,047,487	4,084,686	2,791,987
Stockholders’ equity	21,620,638	21,959,417	22,579,080
Total capital	$25,668,125	26,044,103	25,371,067
Homebuilding debt to total capital	15.8%	15.7%	11.0%
Homebuilding debt	$4,047,487	4,084,686	2,791,987
Less: Homebuilding cash and cash equivalents	1,816,248	3,441,324	1,168,143
Net Homebuilding debt	$2,231,239	643,362	1,623,844
Net Homebuilding debt to total capital (1)	9.4%	2.8%	6.7%
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
At May 31, 2026, Homebuilding debt to total capital was consistent with November 30, 2025. At May 31, 2026, Homebuilding debt to total capital was higher compared to May 31, 2025, primarily as a result of a decrease in stockholders' equity due to the non-cash exchange of Millrose Class A common stock, stock repurchases, an increase in Homebuilding debt due to issuance of senior notes and outstanding borrowings under our unsecured delayed draw term loan facility (the "Delayed Draw Term Loan Facility"), partially offset by net earnings and debt paydowns.
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
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Six Months Ended May 31,
(Dollars in thousands)	2026	2025
Homebuilding average debt outstanding	$4,106,656	2,528,378
Average interest rate	4.9%	4.9%
Interest incurred	$111,456	73,335

We have the Delayed Draw Term Loan Facility with committed borrowing availability of approximately $1.7 billion, which can be increased by an additional $500 million via an accordion feature. As of May 31, 2026, we had outstanding borrowings of $1.7 billion under the credit agreement governing its unsecured Delayed Draw Term Loan Facility. We may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at our discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin.
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	At May 31, 2026
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
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
Under the agreements governing our Credit Facility and Delayed Draw Term Loan Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements, which involve adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of May 31, 2026. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements as of May 31, 2026:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2026
Minimum net worth test	$10,000,000	15,955,029
Maximum leverage ratio	60.0%	14.7%
Liquidity test	1.00	30.00
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
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At May 31, 2026, we have a remaining authorization to repurchase $1.0 billion in value of our Class A or Class B common stock. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the six months ended May 31, 2026 and 2025 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the six months ended May 31, 2026, treasury shares increased by 7.6 million shares primarily due to our repurchase of 7.0 million shares of Class A and Class B common stock through our stock repurchase program. During the six months ended May 31, 2025, treasury shares increased by 10.6 million shares primarily due to our repurchase of 9.9 million shares of Class A and Class B common stock through our stock repurchase program.

On June 25, 2026, our Board of Directors declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on July 24, 2026 to holders of record at the close of business on July 10, 2026. On May 6, 2026, we paid a quarterly cash dividend of $0.50 per share for both of our Class A and Class B common stock to holders of record at the close of business on April 22, 2026. We approved and paid cash dividends of $0.50 per share for each of the four quarters of 2025 for both our Class A and Class B common stock.
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
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at May 31, 2026 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	At May 31, 2026	At November 30, 2025
Due from non-guarantor subsidiaries	$14,452,756	14,709,366
Equity method investments	1,129,567	1,213,485
Total assets	39,968,797	40,496,300
Total liabilities	8,857,475	9,243,409

Six Months Ended
(In thousands)	May 31, 2026
Total revenues	$13,025,813
Operating earnings	813,192
Earnings before income taxes	487,909
Net earnings attributable to Lennar	365,357
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of homebuilding joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with their debt covenants at May 31, 2026.
Homebuilding: Investments in Unconsolidated Entities
As of May 31, 2026, we had equity investments in 48 active Homebuilding and land unconsolidated entities (of which 3 had recourse debt, 11 had non-recourse debt and 34 had no debt) compared to 50 active Homebuilding and land unconsolidated entities at November 30, 2025. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2026. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Bank debt without recourse to Lennar	$1,160,077	59,742	453,250	151,945	495,140	—
Land seller and other debt without recourse to Lennar	44,877	—	—	—	44,877	—
Maximum recourse debt exposure to Lennar	8,150	8,150	—	—	—	—
Debt issuance costs	(14,203)	—	—	—	—	(14,203)
Total	$1,198,901	67,892	453,250	151,945	540,017	(14,203)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
Multifamily: Investments in Unconsolidated Entities
At May 31, 2026, Multifamily had equity investments in 27 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 9 had no debt) compared to 25 active unconsolidated entities at November 30, 2025. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment manages and has investments in LMV I, LMV II and Canada Pension Plan Investments (the "CPPIB Fund") and a new joint venture with an institutional investor (the "Institutional JV"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily assets. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. The Multifamily segment expects the Institutional JV to acquire certain portfolio assets and invest additional capital to support pipeline opportunities. Details of each fund as of and during the six months ended May 31, 2026 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
In addition, in December 2025, we sold a majority interest in Quarterra Group, Inc. ("Quarterra"), a subsidiary of the Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a noncontrolling interest. TPG’s acquisition of Quarterra and its $1.0 billion strategic commitment, combined with Lennar’s insights, will accelerate Quarterra’s development pipeline and strengthen its platform for delivering thoughtfully designed rental communities in high-growth markets.
We regularly monitor the results of our Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Multifamily joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at May 31, 2026.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of May 31, 2026. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Debt without recourse to Lennar	$2,335,263	666,058	875,387	416,482	377,336	—
Debt issuance costs	(22,341)	—	—	—	—	(22,341)
Total	$2,312,922	666,058	875,387	416,482	377,336	(22,341)
Lennar Other: Investments in Unconsolidated Entities
As of May 31, 2026 and November 30, 2025, we had strategic technology investments in unconsolidated entities of $234.1 million and $235.0 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the homebuying and home ownership experience, and help us stay at the forefront of homebuilding innovation. Details regarding these investments are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.

As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (losses) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $130.3 million and $133.0 million as of May 31, 2026 and November 30, 2025, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land banks) and unconsolidated entities until we have determined whether to exercise the options. Since fiscal year 2020, we have increased the percentage of our total homesites that we control through options rather than own.
As part of our focus on strategic relationships to further enhance our land-lighter strategy, at the end of fiscal year 2020 we entered into an arrangement with various land bank investor groups. Under the arrangement, in most instances when we want to acquire a property for use in our for-sale single-family home business, we will offer the investor group the opportunity to acquire the property and give us an option to purchase all or a portion of it back in the future, if it is mutually beneficial to both parties. To the extent the investor group does not elect to purchase properties we identify, we can utilize our other investor relationships to have other investor groups purchase the land or we can purchase it directly. The arrangement with the investor group, together with existing and other strategic partnerships, including the spin-off of Millrose in 2025, were significant steps in our strategy to migrate to a higher percentage of our homesites which we control but do not own, which we expect will result in greater cash flow and higher returns on assets and equity.
The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
May 31, 2026	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	110,893	1,670	112,563
Central	125,920	2,965	128,885
South Central	149,744	1,657	151,401
West	93,185	3,222	96,407
Other	4,649	1,561	6,210
Total homesites	484,391	11,075	495,466	0.1
% of total homesites	98%	2%

				Years of
May 31, 2025	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	118,389	1,412	119,801
Central	129,104	3,553	132,657
South Central	168,768	2,236	171,004
West	99,155	3,356	102,511
Other	4,649	1,561	6,210
Total homesites	520,065	12,118	532,183	0.1
% of total homesites	98%	2%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts, transactions with land banks and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K, except for an increase of $177 million in borrowings under the Financial Services' warehouse repurchase facilities.
(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.

(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended May 31, 2026 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations and loans held-for-sale. We utilize forward commitments, option contracts and interest rate swaps to mitigate the risks associated with our mortgage loan portfolio. Since November 30, 2025, there have been no material changes in market risk exposures associated with interest rate risk.
As of May 31, 2026, we had no outstanding borrowings under our Credit Facility.
As of May 31, 2026, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.8 billion under residential facilities and $52.2 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2026

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2026	2027	2028	2029	2030	2031	Thereafter	Total	2026
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$454.6	1,158.5	12.8	11.5	701.7	9.6	—	2,348.7	2,362.2
Average interest rate	5.2%	4.8%	3.9%	7.5%	5.2%	6.6%	—	5.0%	—
Variable rate	$—	—	1,710.0	—	—	—	—	1,710.0	1,710.0
Average interest rate	—	—	4.7%	—	—	—	—	4.7%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	119.7	119.7	120.2
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,844.0	—	—	—	—	—	—	1,844.0	1,844.0
Average interest rate	5.0%	—	—	—	—	—	—	5.0%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Form 10-K.
Item 4. Controls and Procedures
Our Executive Chairman, Chief Executive Officer and President ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2026 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2026. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended May 31, 2026:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2) (In thousands)
March 1 to March 31, 2026	2,008,293	$92.78	1,867,129	$1,281,210
April 1 to April 30, 2026	1,997,760	$88.74	1,994,210	$1,104,235
May 1 to May 31, 2026	1,138,718	$85.17	1,138,661	$1,007,250
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
Item 6. Exhibits

31.1	*	Rule 13a-14(a) certification by Stuart Miller.
31.2	*	Rule 13a-14(a) certification by Diane Bessette.
32.	**	Section 1350 certifications by Stuart Miller and Diane Bessette.
101.	*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, filed on June 29, 2026, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	June 29, 2026	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	June 29, 2026	/s/ David Collins
David Collins
Vice President and Controller