Form 10-Q
period 2026-08-31
LENNAR CORP /NEW/
filed 2026-10-02
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Common stock outstanding as of August 31, 2026:
Class A 207,876,222
Class B 30,024,017

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	August 31,	November 30,
	2026 (1)	2025 (1)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,150,115	3,441,324
Restricted cash	34,093	25,930
Receivables, net	924,858	1,002,629
Inventories:
Finished homes and construction in progress	10,670,269	8,822,271
Land and land under development	865,134	1,098,961
Inventory owned	11,535,403	9,921,232
Consolidated inventory not owned	1,408,036	1,696,401
Inventory owned and consolidated inventory not owned	12,943,439	11,617,633
Deposits and pre-acquisition costs on real estate	7,327,193	6,383,633
Investments in unconsolidated entities	1,470,473	1,545,370
Goodwill	3,442,359	3,442,359
Other assets	1,803,804	1,794,378
	29,096,334	29,253,256
Financial Services	2,770,652	3,377,413
Multifamily	815,039	902,136
Lennar Other	696,200	897,632
Total assets	$33,378,225	34,430,437
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
As of August 31, 2026, total assets include $1.4 billion related to consolidated VIEs of which $29.6 million is included in Homebuilding cash and cash equivalents, $16.4 million in Homebuilding finished homes and construction in progress, $258.9 million in Homebuilding land and land under development, $951.6 million in Homebuilding consolidated inventory not owned, $108.5 million in Homebuilding deposits and pre-acquisition costs on real estate, $0.3 million in Homebuilding investments in unconsolidated entities and $23.9 million in Multifamily assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share amounts)
(Unaudited)

	August 31,	November 30,
	2026 (2)	2025 (2)

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$1,795,955	1,812,484
Liabilities related to consolidated inventory not owned	1,250,439	1,476,376
Senior notes and other debts payable, net	4,297,251	4,084,686
Other liabilities	2,448,954	2,691,876
	9,792,599	10,065,422
Financial Services	1,720,568	2,010,598
Multifamily	76,247	113,361
Lennar Other	92,391	100,447
Total liabilities	11,681,805	12,289,828
Commitments and contingent liabilities (See Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2026 and November 30, 2025 - 400,000,000 shares; Issued: August 31, 2026 - 263,124,142 shares and November 30, 2025 - 261,579,253 shares	26,312	26,158
Class B common stock of $0.10 par value; Authorized: August 31, 2026 and November 30, 2025 - 90,000,000 shares; Issued: August 31, 2026 - 36,601,215 shares and November 30, 2025 - 36,601,215 shares	3,660	3,660
Additional paid-in capital	6,049,974	5,909,726
Retained earnings	22,923,564	22,471,471
Treasury stock, at cost; August 31, 2026 - 55,247,920 shares of Class A common stock and 6,577,198 shares of Class B common stock; November 30, 2025 - 45,804,348 shares of Class A common stock and 5,384,202 shares of Class B common stock	(7,450,306)	(6,457,609)
Accumulated other comprehensive income	5,755	6,011
Total stockholders’ equity	21,558,959	21,959,417
Noncontrolling interests	137,461	181,192
Total equity	21,696,420	22,140,609
Total liabilities and equity	$33,378,225	34,430,437
(2)As of August 31, 2026, total liabilities include $920.8 million related to consolidated VIEs as to which there was no recourse against the Company, of which $8.2 million is included in Homebuilding accounts payable, $901.9 million in Homebuilding liabilities related to consolidated inventory not owned, $6.9 million in Homebuilding senior notes and other debts payable, net, $2.8 million in Homebuilding other liabilities, and $1.0 million in Multifamily liabilities.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
Revenues:
Homebuilding	$7,759,497	8,253,675	21,674,374	23,381,407
Financial Services	226,121	314,195	678,615	889,370
Multifamily	38,475	228,465	184,538	521,966
Lennar Other	22,026	13,943	67,940	26,582
Total revenues	8,046,119	8,810,278	22,605,467	24,819,325
Costs and expenses:
Homebuilding	7,242,516	7,497,119	20,345,494	21,184,631
Financial Services	95,805	136,323	355,883	410,735
Multifamily	40,868	238,791	204,084	566,844
Lennar Other	48,393	45,450	135,803	99,039
Corporate general and administrative	137,883	171,397	431,670	474,628
Charitable foundation contribution	20,840	21,584	58,222	59,549
Total costs and expenses	7,586,305	8,110,664	21,531,156	22,795,426
Equity in earnings from unconsolidated entities	3,165	10,822	100,520	56,172
Other income (expense), net and other gains (losses), net	(22,565)	(18,956)	(10,363)	43,471
Lennar Other gains (losses) from technology investments	(53,335)	99,223	(61,749)	7,280
Earnings before income taxes	387,079	790,703	1,102,719	2,130,822
Provision for income taxes	(101,592)	(190,892)	(275,742)	(520,478)
Net earnings (including net earnings attributable to noncontrolling interests)	285,487	599,811	826,977	1,610,344
Less: Net earnings attributable to noncontrolling interests	1,611	8,844	8,946	22,402
Net earnings attributable to Lennar	$283,876	590,967	818,031	1,587,942
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale	$79	—	(256)	(1,510)
Total other comprehensive income (loss), net of tax	$79	—	(256)	(1,510)
Total comprehensive income attributable to Lennar	$283,955	590,967	817,775	1,586,432
Total comprehensive income attributable to noncontrolling interests	$1,611	8,844	8,946	22,402
Basic and diluted earnings per share	$1.19	2.29	3.36	6.06

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2026	2025
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$826,977	1,610,344
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	104,610	99,326
Amortization of discount/premium and accretion on debt, net	2,099	(33)
Equity in earnings from unconsolidated entities	(100,520)	(56,172)
Distributions of earnings from unconsolidated entities	52,857	28,266
Share-based compensation expense	117,907	138,363
Deferred income tax expense	127,589	77,332
Loans held-for-sale unrealized (gains) losses	43,709	(10,293)
Lennar Other losses from technology investments and other losses, net	65,807	14,218
Gains on sale of other assets and loans receivable	(4,185)	(34,086)
Gain on sale of investments in unconsolidated entities and other	—	(35,678)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs on real estate, and other assets	223,922	146,893
Changes in assets and liabilities:
Decrease (increase) in receivables	333,172	(10,286)
Increase in inventories, excluding valuation adjustments	(1,738,751)	(1,314,933)
Increase in deposits and pre-acquisition costs on real estate	(794,939)	(1,248,390)
Increase in other assets	(103,469)	(209,892)
Decrease in loans held-for-sale	392,267	240,394
Decrease in accounts payable and other liabilities	(371,236)	(978,048)
Net cash used in operating activities	(822,184)	(1,542,675)
Cash flows from investing activities:
Net additions of operating properties and equipment	(40,829)	(103,424)
Proceeds from sale of other assets	29,453	54,803
Proceeds from sale of investment in unconsolidated entity	—	233,007
Investments in and contributions to unconsolidated entities	(87,871)	(203,010)
Distributions of capital from unconsolidated entities	182,632	235,593
Proceeds from sales of investments	28,258	86,862
Proceeds from sale of loan receivables	—	114,661
Acquisition, net of cash and restricted cash acquired	—	(254,492)
Decrease in Financial Services loans held-for-investment	—	11,572
Purchases of investment securities	(6,218)	(3,456)
Proceeds from maturities/sales of investment securities	8,966	3,518
Net cash provided by investing activities	$114,391	175,634

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31,
	2026	2025
Cash flows from financing activities:
Net borrowings under revolving credit facility	$650,000	1,140,000
Net repayments under warehouse facilities	(205,861)	(67,111)
Proceeds from issuance of senior notes	—	700,000
Redemption/repurchases of senior notes	(400,000)	(500,000)
Principal payments on notes payable and other borrowings	(33,853)	(48,659)
Net cash distributed in connection with Millrose Properties, Inc. spin-off	—	(416,006)
Proceeds from liabilities related to consolidated inventory not owned	11,574	259
Payments for liabilities related to consolidated inventory not owned	(249,909)	(479,426)
Payments related to other liabilities, net	(4,263)	(4,263)
Receipts related to noncontrolling interests	4,205	25,982
Payments related to noncontrolling interests	(37,309)	(7,777)
Debt issuance costs	—	(6,502)
Common stock:
Repurchases	(992,697)	(1,808,312)
Dividends	(365,938)	(394,357)
Net cash used in financing activities	(1,624,051)	(1,866,172)
Net decrease in cash and cash equivalents and restricted cash	(2,331,844)	(3,233,213)
Cash and cash equivalents and restricted cash at beginning of period	3,830,734	4,990,210
Cash and cash equivalents and restricted cash at end of period	$1,498,890	1,756,997
Summary of cash and cash equivalents and restricted cash:
Homebuilding	$1,150,115	1,406,215
Financial Services	225,506	216,129
Multifamily	23,527	17,337
Lennar Other	27,303	22,532
Homebuilding restricted cash	34,093	29,928
Financial Services restricted cash	38,346	64,856
	$1,498,890	1,756,997
Supplemental disclosures of non-cash investing and financing activities:
Homebuilding:
Payments of inventories financed by sellers	$335	320
Net non-cash contributions to unconsolidated entities	42,070	162,454
Non-cash sale of investments in unconsolidated entities	90,785	—
Non-cash impact of Millrose Properties, Inc. spin-off:
Inventories	$—	(5,578,704)
Investments in unconsolidated entities	—	1,197,039
Other assets	—	(60,156)
Notes payable	—	19,000
Retained earnings	—	4,422,821

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
Seasonality
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Homebuilding cash and cash equivalents as of August 31, 2026 and November 30, 2025 included $575.4 million and $150.6 million, respectively, of cash held in escrow for approximately two days.
Share-based Payments
During both the three months ended August 31, 2026 and 2025, the Company granted employees an immaterial number of nonvested shares. During the nine months ended August 31, 2026 and 2025, the Company granted employees 1.6 million and 1.4 million of nonvested shares of Class A common stock, respectively.
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
Homebuilding segments: (1) East (2) Central (3) South Central (4) West
(5) Financial Services
(6) Multifamily
(7) Lennar Other
The assets and liabilities related to the Company’s segments were as follows:

(In thousands)	At August 31, 2026
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$1,150,115	225,506	23,527	27,303	1,426,451
Restricted cash	34,093	38,346	—	—	72,439
Receivables, net (1)	924,858	309,237	35,043	—	1,269,138
Inventory owned and consolidated inventory not owned	12,943,439	—	206,139	—	13,149,578
Deposits and pre-acquisition costs on real estate	7,327,193	—	4,399	—	7,331,592
Investments in unconsolidated entities	1,470,473	644	488,775	363,379	2,323,271
Loans held-for-sale (2)	—	1,776,305	—	—	1,776,305
Investments in equity securities (3)	—	—	—	131,350	131,350
Investments available-for-sale (4)	—	—	—	38,804	38,804
Investments held-to-maturity	—	124,407	—	—	124,407
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,803,804	106,508	57,156	135,364	2,102,832
Total assets	$29,096,334	2,770,652	815,039	696,200	33,378,225
Liabilities:
Senior notes and other debts payable, net	$4,297,251	1,584,448	—	—	5,881,699
Liabilities related to consolidated inventory not owned	1,250,439	—	—	—	1,250,439
Accounts payable and other liabilities	4,244,909	136,120	76,247	92,391	4,549,667
Total liabilities	$9,792,599	1,720,568	76,247	92,391	11,681,805

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In thousands)	At November 30, 2025
Assets:	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Cash and cash equivalents	$3,441,324	258,873	34,172	21,936	3,756,305
Restricted cash	25,930	48,499	—	—	74,429
Receivables, net (1)	1,002,629	429,560	38,673	—	1,470,862
Inventory owned and consolidated inventory not owned	11,617,633	—	223,622	—	11,841,255
Deposits and pre-acquisition costs on real estate	6,383,633	—	15,096	—	6,398,729
Investments in unconsolidated entities	1,545,370	2,528	506,573	367,965	2,422,436
Loans held-for-sale (2)	—	2,212,624	—	—	2,212,624
Investments in equity securities (3)	—	—	—	346,820	346,820
Investments available-for-sale (4)	—	—	—	39,060	39,060
Investments held-to-maturity	—	132,868	—	—	132,868
Goodwill	3,442,359	189,699	—	—	3,632,058
Other assets	1,794,378	102,762	84,000	121,851	2,102,991
Total assets	$29,253,256	3,377,413	902,136	897,632	34,430,437
Liabilities:
Senior notes and other debts payable, net	$4,084,686	1,790,309	—	—	5,874,995
Liabilities related to consolidated inventory not owned	1,476,376	—	—	—	1,476,376
Accounts payable and other liabilities	4,504,360	220,289	113,361	100,447	4,938,457
Total liabilities	$10,065,422	2,010,598	113,361	100,447	12,289,828
(1)Financial Services, receivables, net, are primarily related to loans sold to investors for which the Company had not yet been paid as of both August 31, 2026 and November 30, 2025.
(2)Loans held-for-sale related to unsold residential and commercial loans carried at fair value, of which $13.7 million and $15.5 million of residential loans are carried at lower of cost or fair value as of August 31, 2026 and November 30, 2025, respectively.
(3)Investments in equity securities include investments of $72.7 million and $114.4 million without readily available fair values as of August 31, 2026 and November 30, 2025, respectively.
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
East: Florida, New Jersey and Pennsylvania
Central: Alabama, Georgia, Illinois, Indiana, Maryland/Virginia, Minnesota, North Carolina, South Carolina and Tennessee
South Central: Arkansas, Kansas, Oklahoma and Texas
West: Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington
Other: Urban divisions and other homebuilding related investments primarily in California, including FivePoint Holdings, LLC (“FivePoint”).
The assets related to the Company’s Homebuilding segments were as follows:

(In thousands)	At August 31, 2026	At November 30, 2025
East	$5,748,435	5,413,918
Central	5,155,489	4,565,781
South Central	4,714,090	4,195,858
West	10,160,607	9,519,804
Other	1,820,959	1,692,453
Corporate and Unallocated	1,496,754	3,865,442
Total Homebuilding	$29,096,334	29,253,256
Financial information relating to the Company’s segments was as follows:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended August 31, 2026
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$1,828,048	1,943,777	1,372,191	2,588,288	1,284	7,733,588	—	—	—	7,733,588
Sales of land	1,759	3,163	11,622	1,898	—	18,442	—	—	—	18,442
Other revenues	3,444	416	758	670	2,179	7,467	226,121	38,475	22,026	294,089
Total revenues	1,833,251	1,947,356	1,384,571	2,590,856	3,463	7,759,497	226,121	38,475	22,026	8,046,119
Costs and expenses:
Costs of homes sold	1,446,037	1,646,381	1,140,782	2,275,863	3,197	6,512,260	—	—	—	6,512,260
Costs of land sold	2,485	3,787	6,425	3,519	—	16,216	—	—	—	16,216
Other costs and expenses	—	—	—	—	—	—	95,805	40,868	48,393	185,066
Selling, general and administrative expenses	176,793	187,535	135,681	208,129	5,902	714,040	—	—	—	714,040
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	137,883
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	20,840
Total costs and expenses	1,625,315	1,837,703	1,282,888	2,487,511	9,099	7,242,516	95,805	40,868	48,393	7,586,305
Equity in earnings (losses) from unconsolidated entities	(5,736)	5	(12)	(48)	10,599	4,808	—	(1,342)	(301)	3,165
Other income (expense), net and other gains (losses), net	(2,269)	1,525	(2,054)	(17,585)	556	(19,827)	—	866	(3,604)	(22,565)
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(53,335)	(53,335)
Earnings (loss) before income taxes	$199,931	111,183	99,617	85,712	5,519	501,962	130,316	(2,869)	(83,607)	387,079

	Three Months Ended August 31, 2025
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$1,732,008	2,020,519	1,507,314	2,950,118	3,621	8,213,580	—	—	—	8,213,580
Sales of land	20,140	1,300	346	8,735	—	30,521	—	—	—	30,521
Other revenues	3,521	1,030	610	1,877	2,536	9,574	314,195	228,465	13,943	566,177
Total revenues	1,755,669	2,022,849	1,508,270	2,960,730	6,157	8,253,675	314,195	228,465	13,943	8,810,278
Costs and expenses:
Costs of homes sold	1,409,575	1,647,159	1,247,502	2,470,021	5,306	6,779,563	—	—	—	6,779,563
Costs of land sold	18,121	3,825	2,651	16,468	—	41,065	—	—	—	41,065
Other costs and expenses	—	—	—	—	—	—	136,323	238,791	45,450	420,564
Selling, general and administrative expenses	154,719	188,662	125,119	201,204	6,787	676,491	—	—	—	676,491
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	171,397
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	21,584
Total costs and expenses	1,582,415	1,839,646	1,375,272	2,687,693	12,093	7,497,119	136,323	238,791	45,450	8,110,664
Equity in earnings (losses) from unconsolidated entities	14,338	40	(5)	563	(4,746)	10,190	—	(6,790)	7,422	10,822
Other income (expense), net and other gains (losses), net	(1,208)	1,479	(2,864)	(3,277)	(1,091)	(6,961)	—	645	(12,640)	(18,956)
Lennar Other gains from technology investments	—	—	—	—	—	—	—	—	99,223	99,223
Earnings (loss) before income taxes	$186,384	184,722	130,129	270,323	(11,773)	759,785	177,872	(16,471)	62,498	790,703

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended August 31, 2026
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$5,049,380	4,951,404	3,995,511	7,598,189	7,065	21,601,549	—	—	—	21,601,549
Sales of land	11,350	4,036	18,522	12,093	—	46,001	—	—	—	46,001
Other revenues	12,018	2,645	1,978	3,032	7,151	26,824	678,615	184,538	67,940	957,917
Total revenues	5,072,748	4,958,085	4,016,011	7,613,314	14,216	21,674,374	678,615	184,538	67,940	22,605,467
Costs and expenses:
Costs of homes sold	4,067,149	4,206,240	3,307,729	6,652,659	12,716	18,246,493	—	—	—	18,246,493
Costs of land sold	23,482	9,653	16,643	19,293	—	69,071	—	—	—	69,071
Other costs and expenses	—	—	—	—	—	—	355,883	204,084	135,803	695,770
Selling, general and administrative expenses	508,622	514,222	378,404	609,721	18,961	2,029,930	—	—	—	2,029,930
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	431,670
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	58,222
Total costs and expenses	4,599,253	4,730,115	3,702,776	7,281,673	31,677	20,345,494	355,883	204,084	135,803	21,531,156
Equity in earnings (losses) from unconsolidated entities	9,925	46	(37)	1,540	34,185	45,659	—	51,372	3,489	100,520
Other income (expense), net and other gains (losses), net	(4,148)	5,684	(6,435)	(18,014)	12,735	(10,178)	—	1,489	(1,674)	(10,363)
Lennar Other losses from technology investments	—	—	—	—	—	—	—	—	(61,749)	(61,749)
Earnings (loss) before income taxes	$479,272	233,700	306,763	315,167	29,459	1,364,361	322,732	33,315	(127,797)	1,102,719

	Nine Months Ended August 31, 2025
(In thousands)	East	Central	South Central	West	Other (2)	Homebuilding	Financial Services	Multifamily	Lennar Other	Total
Revenues:
Sales of homes	$5,102,675	5,294,015	4,173,587	8,657,783	14,341	23,242,401	—	—	—	23,242,401
Sales of land	57,646	2,900	22,539	25,957	—	109,042	—	—	—	109,042
Other revenues	9,970	3,847	2,369	5,220	8,558	29,964	889,370	521,966	26,582	1,467,882
Total revenues	5,170,291	5,300,762	4,198,495	8,688,960	22,899	23,381,407	889,370	521,966	26,582	24,819,325
Costs and expenses:
Costs of homes sold	4,103,355	4,309,966	3,435,915	7,203,662	17,341	19,070,239	—	—	—	19,070,239
Costs of land sold	55,869	8,008	23,595	45,843	—	133,315	—	—	—	133,315
Other costs and expenses	—	—	—	—	—	—	410,735	566,844	99,039	1,076,618
Selling, general and administrative expenses	484,223	506,814	345,852	620,740	23,448	1,981,077	—	—	—	1,981,077
Corporate general and administrative expenses (1)	—	—	—	—	—	—	—	—	—	474,628
Charitable foundation contribution (1)	—	—	—	—	—	—	—	—	—	59,549
Total costs and expenses	4,643,447	4,824,788	3,805,362	7,870,245	40,789	21,184,631	410,735	566,844	99,039	22,795,426
Equity in earnings (losses) from unconsolidated entities	29,271	36	(13)	1,573	32,043	62,910	—	(11,332)	4,594	56,172
Other income (expense), net and other gains (losses), net	31,269	4,629	(4,219)	(5,760)	11,687	37,606	—	24,962	(19,097)	43,471
Lennar Other gains from technology investments	—	—	—	—	—	—	—	—	7,280	7,280
Earnings (loss) before income taxes	$587,384	480,639	388,901	814,528	25,840	2,297,292	478,635	(31,248)	(79,680)	2,130,822
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
At August 31, 2026, the Financial Services segment had warehouse facilities which were all 364-day repurchase facilities and were used to fund residential mortgages or commercial mortgages for LMF Commercial as follows:

	Maximum Aggregate Commitment
(In thousands)	Committed Amount	Uncommitted Amount	Total
Residential facilities maturing:
September 2026 (1)	$250,000	250,000	500,000
November 2026	300,000	900,000	1,200,000
December 2026	—	375,000	375,000
March 2027	200,000	300,000	500,000
May 2027	30,000	270,000	300,000
July 2027	80,000	170,000	250,000
Total residential facilities	$860,000	2,265,000	3,125,000
LMF commercial facilities maturing:
January 2027	100,000	—	100,000
December 2027	200,000	—	200,000
Total LMF commercial facilities	$300,000	—	300,000
Total			$3,425,000
(1)Subsequent to August 31, 2026, the maturity date was extended to November 2026.
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
Borrowings and collateral under the facilities were as follows:

(In thousands)	At August 31, 2026	At November 30, 2025
Borrowings under residential facilities	$1,448,949	1,653,484
Collateral under residential facilities	1,886,721	1,718,338
Borrowings under LMF Commercial facilities	20,600	13,719
If the facilities are not renewed or replaced, the borrowings under the lines of credit will be repaid by selling the mortgage loans held-for-sale to investors and by collecting receivables on loans sold but not yet paid for. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the loans the Financial Services segment originates are sold within a short period on the secondary mortgage market on a servicing-released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Purchasers sometimes try to defray any losses incurred by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements and seeking to have the Company buy back mortgage loans or compensate them for losses incurred on mortgage loans that the Company has sold. The Company’s mortgage operations have established accruals for possible losses associated with mortgage loans previously originated and sold to investors, which are included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets. These accruals are based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans as well as previous settlements. While the Company believes it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage market and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving purchase claims exceed the Company’s expectations, additional recourse expense

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
may be incurred. The provision for loan losses was immaterial for both the three and nine months ended August 31, 2026 and 2025. Loan origination liabilities were $17.3 million and $17.4 million as of August 31, 2026 and November 30, 2025, respectively, and included in Financial Services’ liabilities in the Company's condensed consolidated balance sheets.
LMF Commercial - loans held-for-sale
LMF Commercial originated commercial loans as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2026	2025	2026	2025
Originations (1)	$28,950	177,837	185,300	486,677
Sold	65,300	172,643	174,875	458,466
Securitizations	1	2	4	8
(1)During both the three and nine months ended August 31, 2026 and 2025, the commercial loans originated were recorded as loans held-for-sale, which are held at fair value.
Investments held-to-maturity
At August 31, 2026 and November 30, 2025, the Financial Services segment held commercial mortgage-backed securities (“CMBS”). These securities are classified as held-to-maturity based on the segment's intent and ability to hold the securities until maturity and changes in estimated cash flows are reviewed periodically to determine if an other-than-temporary impairment has occurred. Based on the segment’s assessment, no impairment charges were recorded during the three or nine months ended August 31, 2026 and 2025. The Company has financing agreements to finance CMBS that have been purchased as investments by the Financial Services segment.
Details related to Financial Services' CMBS were as follows:

(Dollars in thousands)	At August 31, 2026	At November 30, 2025
Carrying value	$124,407	132,868
Outstanding debt, net of debt issuance costs	114,899	123,106
Incurred interest rate	3.4%	3.4%

	At August 31, 2026
	Range
Discount rates at purchase	6%	—	84%
Coupon rates	2.0%	—	5.3%
Distribution dates	October 2027	—	December 2028
Stated maturity dates	October 2050	—	December 2051
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
During the three and nine months ended August 31, 2026, the Company recorded mark-to-market losses of $53.3 million and $61.7 million, respectively, on its publicly traded technology investments, which were included in Lennar Other gains (losses) in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended August 31, 2025, the Company recorded mark-to-market gains of $99.2 million and $7.3 million, respectively, on its publicly traded technology investments, which were included in Lennar Other gains (losses) in the Company's condensed consolidated statements of operations and comprehensive income (loss).
(3)Investments in Unconsolidated Entities
Homebuilding Unconsolidated Entities
The investments in the Company's Homebuilding unconsolidated entities were as follows:

(In thousands)	At August 31, 2026	At November 30, 2025
Investments in unconsolidated entities (1) (2)	$1,470,473	1,545,370
Underlying equity in unconsolidated entities' net assets (1) (2)	1,755,272	1,790,697
(1)The basis difference was primarily as a result of the Company contributing its investment in three strategic joint ventures with a higher fair value than book value for an investment in FivePoint.
(2)Included in the Company's recorded investments in Homebuilding unconsolidated entities is the Company's 40% ownership of FivePoint. As of August 31, 2026 and November 30, 2025, the carrying amount of the Company's investment was $617.3 million and $585.2 million, respectively.
As of August 31, 2026 and November 30, 2025, the Homebuilding segment's unconsolidated entities had non-recourse debt with completion guarantees of $299.0 million and $511.9 million, respectively.
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
As of both August 31, 2026 and November 30, 2025, the fair values of the repayment guarantees, maintenance guarantees, and completion guarantees were immaterial. The Company believes that as of August 31, 2026, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Homebuilding unconsolidated entity due to a triggering event under a guarantee, the collateral would be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities with regard to obligations of its joint ventures (see Note 7 of the Notes to Condensed Consolidated Financial Statements). The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2025 Form 10-K.
The Upward America Venture LP (“Upward America”) is an investment fund that acquires new single-family homes in high growth markets across the United States and rents them to the people who will live in them. Upward America could raise equity commitments totaling $1.0 billion. The commitments are primarily from institutional investors, including $78.1 million committed by the Company. As of August 31, 2026 and November 30, 2025, the carrying amount of the Company's investment in Upward America was $12.6 million and $13.8 million, respectively.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Multifamily Unconsolidated Entities
The unconsolidated joint ventures in which the Multifamily segment has investments usually finance their activities with a combination of partner equity and debt financing. In connection with many of the bank loans to the Multifamily unconsolidated joint ventures, the Company (or entities related to them) has been required to give guarantees of completion and cost over-runs to the lenders and partners. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. Additionally, the Company guarantees the construction costs of the project as construction cost over-runs would be paid by the Company. Generally, these payments would increase the Company's investment in the entities and would increase its share of funds the entities distribute to the Company after the achievement of certain thresholds. The details related to these are unchanged from the disclosure in the Company's Notes to the Financial Statements section in its 2025 Form 10-K. As of both August 31, 2026 and November 30, 2025, the fair value of the completion guarantees was immaterial. As of August 31, 2026 and November 30, 2025, the Multifamily segment's unconsolidated entities had non-recourse debt with completion guarantees of $410.9 million and $798.1 million, respectively. The decrease in the non-recourse debt with completion guarantees was due to completion of projects and sale of joint ventures' rental operation projects and investments in various rental projects.
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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2026	2025	2026	2025
General contractor services, net of deferrals	$36,112	42,150	130,251	100,864
General contractor costs	34,060	41,766	127,131	97,665
Land sales to joint ventures	—	—	46,585	162,447
Management fee income, net of deferrals	2,312	5,126	7,622	18,503
The Multifamily segment includes managing and investing in Multifamily Venture Fund I LP (“LMV I”), Multifamily Venture Fund II LP (“LMV II”), Canada Pension Plan Investments Fund (the “CPPIB Fund”) and a joint venture with an institutional investor (the “Institutional JV”), which are long-term multifamily development investment vehicles involved in the development and construction of class-A multifamily assets. As of August 31, 2026, the Company has a $27.9 million investment in the CPPIB Fund. The Company's stated ownership percentage in the Institutional JV is 4%. As of August 31, 2026, the Company holds a $46.1 million investment in the Institutional JV. Additional dollars will be committed as opportunities are identified by the CPPIB Fund and the Institutional JV.
In December 2025, the Company sold a majority interest in Quarterra Group, Inc. ("Quarterra"), a subsidiary of the Multifamily segment, to TPG Real Estate (“TPG”), thus retaining a noncontrolling interest. The sale of Quarterra to TPG did not have a material impact on the Company's condensed consolidated financial statements.
Details of LMV I and LMV II are included below:

	At August 31, 2026
(In thousands)	LMV I	LMV II
Lennar's carrying value of investments	$68,672	184,365
Equity commitments	2,204,016	1,257,700
Equity commitments called	2,154,328	1,229,585
Lennar's equity commitments	504,016	381,000
Lennar's equity commitments called	500,381	371,492
Lennar's remaining commitments (1)	3,635	9,508
Distributions to Lennar during the nine months ended August 31, 2026	38,075	57,537
(1)While there are remaining commitments, there are no plans for additional capital calls.
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects as the fund has come to the end of its contractual life. As of November 30, 2025, 35 LMV I rental operation projects were sold to various third-party buyers. During the nine months ended August 31, 2026, one additional LMV I rental operation project was sold to a third-party buyer.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Lennar Other Unconsolidated Entities
Lennar Other's unconsolidated entities include fund investments the Company retained when it sold the Rialto assets and investment management platform in 2018, as well as strategic investments in technology companies and investment funds. The Company's investment in the Rialto funds totaled $131.3 million and $133.0 million as of August 31, 2026 and November 30, 2025, respectively. In addition, the Company is entitled to a portion of the carried interest distributions by those funds. The Company also had strategic technology investments in unconsolidated entities and investment funds accounted for under the equity method of accounting with a carrying value of $232.1 million and $235.0 million, as of August 31, 2026 and November 30, 2025, respectively.
(4)Stockholders' Equity
The following tables reflect the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the three and nine months ended August 31, 2026 and 2025:

	Three Months Ended August 31, 2026
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2026	$21,765,726	26,309	3,660	6,020,306	(7,194,402)	5,676	22,759,089	145,088
Net earnings (including net earnings attributable to noncontrolling interests)	285,487	—	—	—	—	—	283,876	1,611
Employee stock and directors plans	3,611	3	—	409	3,199	—	—	—
Purchases of treasury stock	(259,103)	—	—	—	(259,103)	—	—	—
Amortization of restricted stock	29,259	—	—	29,259	—	—	—	—
Cash dividends	(119,401)	—	—	—	—	—	(119,401)	—
Receipts related to noncontrolling interests	1,662	—	—	—	—	—	—	1,662
Payments related to noncontrolling interests	(10,900)	—	—	—	—	—	—	(10,900)
Total other comprehensive income, net of tax	79	—	—	—	—	79	—	—
Balance at August 31, 2026	$21,696,420	26,312	3,660	6,049,974	(7,450,306)	5,755	22,923,564	137,461

	Three Months Ended August 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests
Balance at May 31, 2025	$22,731,882	26,136	3,660	5,842,732	(4,945,458)	6,019	21,645,991	152,802
Net earnings (including net earnings attributable to noncontrolling interests)	599,811	—	—	—	—	—	590,967	8,844
Employee stock and directors plans	15,563	17	—	16,291	(745)	—	—	—
Purchases of treasury stock	(511,673)	—	—	—	(511,673)	—	—	—
Amortization of restricted stock	25,505	—	—	25,505	—	—	—	—
Cash dividends	(129,122)	—	—	—	—	—	(129,122)	—
Receipts related to noncontrolling interests	4,953	—	—	—	—	—	—	4,953
Payments related to noncontrolling interests	(1,812)	—	—	—	—	—	—	(1,812)
Non-cash purchase or activity of noncontrolling interests, net	16,448	—	—	—	—	—	—	16,448
Balance at August 31, 2025	$22,751,555	26,153	3,660	5,884,528	(5,457,876)	6,019	22,107,836	181,235

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended August 31, 2026
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2025	$22,140,609	26,158	3,660	5,909,726	(6,457,609)	6,011	22,471,471	181,192
Net earnings (including net earnings attributable to noncontrolling interests)	826,977	—	—	—	—	—	818,031	8,946
Employee stock and directors plans	(20,297)	154	—	22,341	(42,792)	—	—	—
Purchases of treasury stock	(949,905)	—	—	—	(949,905)	—	—	—
Amortization of restricted stock	117,907	—	—	117,907	—	—	—	—
Cash dividends	(365,938)	—	—	—	—	—	(365,938)	—
Receipts related to noncontrolling interests	4,205	—	—	—	—	—	—	4,205
Payments related to noncontrolling interests	(37,309)	—	—	—	—	—	—	(37,309)
Non-cash purchase or activity of noncontrolling interests, net	(19,573)	—	—	—	—	—	—	(19,573)
Total other comprehensive loss, net of tax	(256)	—	—	—	—	(256)	—	—
Balance at August 31, 2026	$21,696,420	26,312	3,660	6,049,974	(7,450,306)	5,755	22,923,564	137,461

	Nine Months Ended August 31, 2025
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2024	$28,021,225	25,998	3,660	5,729,434	(3,649,564)	7,529	25,753,078	151,090
Net earnings (including net earnings attributable to noncontrolling interests)	1,610,344	—	—	—	—	—	1,587,942	22,402
Employee stock and directors plans	(48,108)	155	—	17,680	(65,943)	—	—	—
Purchases of treasury stock	(1,742,369)	—	—	—	(1,742,369)	—	—	—
Amortization of restricted stock	138,363	—	—	138,363	—	—	—	—
Cash dividends	(394,357)	—	—	—	—	—	(394,357)	—
Receipts related to noncontrolling interests	25,982	—	—	—	—	—	—	25,982
Payments related to noncontrolling interests	(7,777)	—	—	—	—	—	—	(7,777)
Millrose Properties, Inc. spin-off	(4,838,827)	—	—	—	—	—	(4,838,827)	—
Non-cash purchase or activity of noncontrolling interests, net	(11,411)	—	—	(949)	—	—	—	(10,462)
Total other comprehensive loss, net of tax	(1,510)	—	—	—	—	(1,510)	—	—
Balance at August 31, 2025	$22,751,555	26,153	3,660	5,884,528	(5,457,876)	6,019	22,107,836	181,235
On September 23, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share on both its Class A and Class B common stock, payable on October 22, 2026 to holders of record at the close of business on October 7, 2026. On July 24, 2026, the Company paid a quarterly cash dividend of $0.50 per share for both of its Class A and Class B common stock to holders of record at the close of business on July 10, 2026. The Company approved and paid cash dividends of $0.50 per share for each of the four quarters of 2025 for both its Class A and Class B common stock.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In January 2024, the Company's Board of Directors authorized an increase to its stock repurchase program to enable it to repurchase up to an additional $5 billion in value of its outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. This authorization was in addition to what was remaining of the Company's March 2022 stock repurchase program. The repurchase authorization has no expiration date. At August 31, 2026, the Company has a remaining authorization to repurchase $751 million in value of the Company's Class A or Class B common stock. The following table sets forth the repurchases of the Company's Class A and Class B common stock under the authorized repurchase programs:

	Three Months Ended August 31,				Nine Months Ended August 31,
	2026		2025		2026		2025
(Dollars in thousands, except price per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Shares repurchased	2,634,878	365,122	3,931,000	188,066	8,807,004	1,192,996	13,202,936	851,386
Total purchase price	$225,693	$30,785	$484,372	$22,154	$833,747	$106,555	$1,624,220	$101,779
Average price per share	$85.66	$84.31	$123.22	$117.80	$94.67	$89.32	$123.02	$119.55
(5)Income Taxes
The provision for income taxes and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2026	2025	2026	2025
Provision for income taxes	$101,592	190,892	275,742	520,478
Effective tax rate (1)	26.4%	24.4%	25.2%	24.7%
(1)For the three and nine months ended August 31, 2026 and 2025, the effective tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate for the three and nine months ended August 31, 2026 from the prior year was primarily due to the Company's spin-off of Millrose Properties, Inc.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net earnings attributable to Lennar	$283,876	590,967	818,031	1,587,942
Less: distributed earnings allocated to nonvested shares	245	855	4,467	4,784
Less: undistributed earnings allocated to nonvested shares	1,648	4,393	4,848	11,572
Numerator for basic and diluted earnings per share	281,983	585,719	808,716	1,571,586
Denominator:
Denominator for basic and diluted earnings per share - weighted average common shares outstanding	237,756	255,601	240,990	259,540
Basic and diluted earnings per share	$1.19	2.29	3.36	6.06

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(7)Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	At August 31, 2026	At November 30, 2025
Unsecured revolving credit facility	$650,000	—
Unsecured delayed draw term loan facility due 2028	1,705,202	1,710,000
5.00% senior notes due 2027	350,302	350,590
4.75% senior notes due 2027	699,279	698,845
5.20% senior notes due 2030	695,104	694,165
5.25% senior notes due 2026 (1)	—	400,608
Mortgage notes on land and other debt	197,364	230,478
	$4,297,251	4,084,686
(1)The Company redeemed all of its 5.25% senior notes due June 2026.
The carrying amounts of the senior notes and unsecured delayed draw term loan facility in the table above are net of debt issuance costs of $10.1 million and $7.0 million as of August 31, 2026 and November 30, 2025, respectively.
The Company has an unsecured delayed draw term loan facility with committed borrowing availability of approximately $1.7 billion (the “Delayed Draw Term Loan Facility”), which can be increased by an additional $400 million via an accordion feature. As of August 31, 2026, the Company had outstanding borrowings of $1.7 billion under the credit agreement governing its unsecured Delayed Draw Term Loan Facility. The Company may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at the Company’s discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin.
The maximum available borrowings on the Company's unsecured revolving credit facility (the "Credit Facility") were as follows:

(In thousands)	At August 31, 2026
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
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
The Company's processes for posting performance and financial letters of credit and surety bonds are unchanged from the disclosure in the Company's Financial Condition and Capital Resources section in its 2025 Form 10-K. The Company's outstanding letters of credit and surety bonds are disclosed below:

(In thousands)	At August 31, 2026	At November 30, 2025
Performance letters of credit	$2,049,932	1,963,643
Financial letters of credit	872,300	926,304
Surety bonds	5,712,988	5,614,807
Anticipated future costs primarily for site improvements related to performance surety bonds	3,452,971	3,056,582
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(8)Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company at August 31, 2026 and November 30, 2025, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		At August 31, 2026		At November 30, 2025
(In thousands)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Financial Services:
Loans held-for-sale	Level 3	$13,693	13,693	15,547	15,547
Investments held-to-maturity	Level 3	124,407	121,818	132,868	132,032
LIABILITIES
Homebuilding senior notes and other debts payable, net	Level 2	$4,297,251	4,310,479	4,084,686	4,122,169
Financial Services notes and other debts payable, net	Level 2	1,584,448	1,584,841	1,790,309	1,790,789
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at
(In thousands)		August 31, 2026	November 30, 2025
Financial Services Assets:
Residential loans held-for-sale	Level 2	$1,725,686	2,170,677
LMF Commercial loans held-for-sale	Level 3	35,896	26,401
Mortgage servicing rights	Level 3	3,094	3,266
Forward options	Level 1	91	986
Lennar Other Assets:
Investments in equity securities	Level 1	$58,693	232,372
Investments available-for-sale	Level 3	38,804	39,060

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Residential and LMF Commercial loans held-for-sale in the table above include:

	At August 31, 2026		At November 30, 2025
(In thousands)	Aggregate Principal Balance	Change in Fair Value	Aggregate Principal Balance	Change in Fair Value
Residential loans held-for-sale	$1,805,595	(79,909)	2,206,966	(36,289)
LMF Commercial loans held-for-sale	36,950	(1,054)	26,525	(124)
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
Financial Services residential loans held-for-sale - The fair value of residential loans held-for-sale that trade in active secondary markets is determined based upon quoted market prices for similar mortgage loans, adjusted for credit risk and other loan characteristics, and is categorized as Level 2. The Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these are included in Financial Services’ loans held-for-sale as of August 31, 2026 and November 30, 2025. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

	August 31, 2026	November 30, 2025
Unobservable inputs:
Mortgage prepayment rate	9%	9%
Discount rate	13%	13%
Delinquency rate	11%	11%
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The changes in fair values for Level 1 and Level 2 financial instruments measured on a recurring basis are shown below by financial instrument and financial statement line item:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2026	2025	2026	2025
Changes in fair value included in Financial Services revenues:
Loans held-for-sale	$(18,219)	23,361	(43,708)	21,011
Mortgage loan commitments	(9,296)	34,590	(18,606)	45,511
Forward contracts	19,067	(36,411)	27,642	(7,919)
Interest rate swaps	(37)	(6,652)	8,241	(6,490)
Changes in fair value included in Lennar Other earnings (losses) from technology investments:
Investments in equity securities	$(53,335)	99,223	(61,749)	7,280

Changes in fair value included in other comprehensive income (loss), net of tax:
Lennar Other investments available-for-sale	$79	—	(256)	(1,510)
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
The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements in the Company's Financial Services segment:

	Three Months Ended August 31,
	2026		2025
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$2,983	70,296	3,467	72,203
Purchases/loan originations	141	28,950	45	177,837
Sales/loan originations sold, including those not settled	—	(65,300)	—	(172,643)
Disposals/settlements	(59)	—	(104)	—
Changes in fair value (1)	29	1,950	(118)	483
Interest and principal paydowns	—	—	—	(93)
Ending balance	$3,094	35,896	3,290	77,787

	Nine Months Ended August 31,
	2026		2025
(In thousands)	Mortgage servicing rights	LMF Commercial loans held-for-sale	Mortgage servicing rights	LMF Commercial loans held-for-sale
Beginning balance	$3,266	26,401	3,463	50,316
Purchases/loan originations	405	185,300	322	486,677
Sales/loan originations sold, including those not settled	—	(174,875)	—	(458,466)
Disposals/settlements	(183)	—	(257)	—
Changes in fair value (1)	(394)	(1,054)	(238)	(264)
Interest and principal paydowns	—	124	—	(476)
Ending balance	$3,094	$35,896	$3,290	$77,787
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
The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the table below represent only those assets whose carrying values were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended August 31,
		2026			2025
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Gains (Losses), Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$508,650	398,201	(110,449)	479,233	430,986	(48,247)
Deposits and pre-acquisition costs on real estate (3)	Level 3	947	—	(947)	8,919	—	(8,919)
Financial Services - financial assets:
Loans held-for-sale (4)	Level 3	$13,550	13,693	143	61,001	50,284	(10,717)

		Nine Months Ended August 31,
		2026			2025
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Total Losses, Net (1)	Carrying Value	Fair Value	Total Losses, Net (1)
Homebuilding - non-financial assets:
Finished homes and construction in progress (2)	Level 3	$1,223,403	1,011,922	(211,481)	1,221,892	1,103,619	(118,273)
Land and land under development (2)	Level 3	549	—	(549)	191	134	(57)
Deposits and pre-acquisition costs on real estate (3)	Level 3	7,686	—	(7,686)	17,847	—	(17,847)
Financial Services - financial assets:
Loans held-for-sale (4)	Level 3	$14,036	13,693	(343)	61,001	50,284	(10,717)
Multifamily - non-financial assets:
Investments in unconsolidated entities (5)	Level 3	$—	—	—	10,716	—	(10,716)
(1)Represents gains (losses) due to valuation adjustments and deposit and pre-acquisition write-offs recorded during the respective periods.
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
On a quarterly basis, the Company reviews its active communities for indicators of potential impairments. The table below summarizes communities reviewed for indicators of impairment and communities with valuation adjustments recorded:

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

			Communities with valuation adjustments
At or for the Nine Months Ended	# of active communities	# of communities with potential indicator of impairment	# of communities	Fair Value (in thousands)	Valuation Adjustments (in thousands)
August 31, 2026	1,713	184	38	$313,150	$99,985
August 31, 2025	1,664	113	21	49,884	25,633
The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments:

	Nine Months Ended August 31,
	2026			2025
Unobservable inputs	Range			Range
Average selling price (1)	$129,000	—	1,706,000	168,000	—	872,000
Absorption rate per quarter (homes)	1	—	19	2	—	11
Discount rate	20%			20%
(1)Represents the projected average selling price on future deliveries for communities in which the Company recorded valuation adjustments during both the nine months ended August 31, 2026 and 2025.
The Company disclosed its accounting policy related to investments in unconsolidated entities and its review for indicators of impairment for the long-lived assets of an unconsolidated entity and the decline in the fair value of an investment below the carrying value in the Summary of Significant Accounting Policies in its 2025 Form 10-K.
The Company evaluates if a decrease in the fair value of an investment below the carrying value is other-than-temporary. This evaluation includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions, (3) the length of the time and the extent to which the market value has been less than cost and (4) various other factors, which include age of the venture, relationships with the other partners and banks, general economic market conditions, land status, and liquidity needs of the unconsolidated entity. The Company generally estimates the fair value of an investment in an unconsolidated entity by using a cash flow analysis for estimated future net distributions from the unconsolidated entity, subject to the perceived risks associated with the unconsolidated entity’s cash flow streams. During the three and nine months ended August 31, 2026, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment. During the three months ended August 31, 2025, the Company evaluated the fair value of its investments in unconsolidated entities using a cash flow analysis and concluded that the investments had no other-than-temporary impairment, except that there was an other-than-temporary impairment of $10.7 million during the nine months ended August 31, 2025, included in Multifamily other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive income (loss).
The Company estimates the fair value of investments in unconsolidated entities evaluated for impairment based on market conditions and assumptions made by management at the time the investment is evaluated, which may differ materially from actual results if market conditions or assumptions change.
(9)Variable Interest Entities
During the nine months ended August 31, 2026, the Company evaluated the joint venture (“JV”) agreements of its JVs that were formed or that had reconsideration events, such as changes in the governing documents or to debt arrangements. Based on the Company's evaluation, during the nine months ended August 31, 2026, the Company consolidated one entity that had a total combined assets and liabilities of $30.0 million and $7.0 million, respectively. There were no variable interest entities ("VIEs") that were deconsolidated during the nine months ended August 31, 2026.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unconsolidated VIEs
The Company’s recorded investments in VIEs that are unconsolidated and related estimated maximum exposure to loss were as follows:

	At August 31, 2026		At November 30, 2025
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Homebuilding (1)	$766,073	780,572	824,241	861,679
Multifamily (2)	206,446	207,047	167,873	169,364
Financial Services (3)	125,051	125,051	135,396	135,396
Lennar Other (4)	101,175	101,175	105,151	105,151
	$1,198,745	1,213,845	1,232,661	1,271,590
(1)As of August 31, 2026 and November 30, 2025, the Company's maximum exposure to loss of Homebuilding's investments in unconsolidated VIEs was limited to its investments in unconsolidated VIEs. In addition, as of August 31, 2026 and November 30, 2025, there was recourse debt of VIEs of $9.1 million and $30.1 million, respectively.
(2)As of both August 31, 2026 and November 30, 2025, the Company's maximum exposure to loss of Multifamily's investments in unconsolidated VIEs was primarily limited to its investments in the unconsolidated VIEs. The increase was primarily due to LMV II becoming a VIE in anticipation of future capital contributions.
(3)As of both August 31, 2026 and November 30, 2025, the Company's maximum exposure to loss of the Financial Services segment was limited to its investment in the unconsolidated VIEs and primarily related to the Financial Services' CMBS held-to-maturity investments.
(4)As of both August 31, 2026 and November 30, 2025, the Company's maximum recourse exposure to loss of the Lennar Other segment was limited to its investments in the unconsolidated VIEs.
The Company and its JV partners generally fund JVs as needed and in accordance with business plans to allow the entities to finance their activities. Because such JVs are expected to make future capital calls in order to continue to finance their activities, the entities are determined to be VIEs as of August 31, 2026 in accordance with ASC 810 due to insufficient equity at risk. While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared and the Company and its partners are not de-facto agents. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent.
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
The Company evaluates option contracts with third-party land holding companies for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary and makes a significant deposit or pre-acquisition cost investment for optioned land, or is otherwise economically compelled to takedown the optioned land, it may need to consolidate the land under option at the purchase price of the optioned land. As of August 31, 2026, land under option with third parties that the Company was compelled to takedown was $951.6 million, of which $250.7 million were land purchase contract obligations due to land banks upon maturity of the contracts. The Company's intention is to have other land banks close on the land purchase commitments and the Company will option the land from the land banks. Land under option with third parties is included in consolidated inventory not owned. Consolidated inventory not owned related to land financing transactions, which are land sale transactions that did not meet the criteria for revenue recognition and derecognition of land by the Company as a result of the Company maintaining an option to repurchase the land in the future, was $456.5 million as of August 31, 2026.
During the nine months ended August 31, 2026, consolidated inventory not owned decreased by $288.4 million with a $225.9 million decrease to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2026. The decrease was primarily due to takedowns. To reflect the purchase price of the homesite takedowns, the Company had a net reclass related to option deposits from consolidated inventory not owned to

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
finished homes and construction in progress in the accompanying condensed consolidated balance sheet as of August 31, 2026. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
The Company's exposure to losses on its option contracts with third parties and unconsolidated entities were as follows:

(In thousands)	At August 31, 2026	At November 30, 2025
Non-refundable option deposits and pre-acquisition costs on real estate	$7,236,290	6,301,909
Non-refundable option deposits included in consolidated inventory not owned	157,597	220,025
Letters of credit in lieu of cash deposits under certain land and option contracts	423,418	443,277
For the nine months ended August 31, 2026, the Company purchased a significant portion of land from three land banks (the “Land Banks”). There were no amounts due to the Land Banks as of August 31, 2026, resulting from land purchases as the full purchase price of the land is typically paid to the Land Banks at closing when land is purchased by the Company. As of August 31, 2026, the total deposits and pre-acquisition costs on real estate relating to contracts with the Land Banks were $2.7 billion, which are included in the corresponding line item presented in the table above. As of August 31, 2026, total consolidated inventory not owned and liabilities related to consolidated inventory not owned for the option contracts with the Land Banks were $330.3 million and $256.3 million. As of August 31, 2026, total deposits and pre-acquisition costs on real estate relating to option contracts with Millrose Properties, Inc. (one of the three Land Banks) were $1.3 billion.
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
As of August 31, 2026, the Company has recorded accruals for loss contingencies that management believes are probable and reasonably estimable. These accruals are included in Other liabilities in the condensed consolidated balance sheets. For these matters as well as for matters for which a loss is reasonably possible but not probable, management believes that any reasonably possible losses, either individually or in the aggregate, would not have a material adverse effect on the Company’s consolidated financial position. However, the ultimate resolution of these matters could have a material effect on the Company’s results of operations or cash flows in a particular period.
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

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2026	2025	2026	2025
Warranty reserve, beginning of the period	$383,152	442,058	400,591	446,240
Warranties issued	45,753	62,241	135,752	185,873
Adjustments to pre-existing warranties from changes in estimates (1)	(24,719)	(11,260)	(4,814)	3,126
Payments	(58,661)	(70,154)	(186,004)	(212,354)
Warranty reserve, end of period	$345,525	422,885	345,525	422,885
(1)The adjustments to pre-existing warranties from changes in estimates during the three and nine months ended August 31, 2026 and 2025 primarily related to specific claims in certain of the Company's homebuilding communities and other adjustments.
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

(Dollars in thousands)	At August 31, 2026	At November 30, 2025
Right-of-use assets	$237,998	269,011
Lease liabilities	236,991	264,157
Weighted-average remaining lease term (in years)	5.4	5.4
Weighted-average discount rate	4.6%	4.7%
Future minimum payments under the noncancellable leases in effect at August 31, 2026 were as follows:

(In thousands)	Lease Payments
2026	$23,006
2027	71,836
2028	47,857
2029	31,764
2030	26,889
Thereafter	66,805
Total future minimum lease payments (1)	$268,157
Less: Interest (2)	31,166
Present value of lease liabilities (2)	$236,991
(1)Total future minimum lease payments exclude variable lease costs of $30.1 million and an immaterial amount of short-term lease costs.
(2)The Company's leases do not include a readily determinable implicit rate. As such, the Company estimated the discount rate for these leases to determine the present value of lease payments at the lease commencement date. As of August 31, 2026, the Company recognized the lease liabilities on its condensed consolidated balance sheets within accounts payable and other liabilities of the respective segments.
The Company's rental expense on lease liabilities was as follows:

	Nine Months Ended August 31,
(In thousands)	2026	2025
Rental expense	$132,186	148,271
In December 2023, the Company purchased its corporate headquarters building in which the Company had previously leased office space. This building contains approximately 213,200 square feet of office space, of which the Company leases approximately 53,000 square feet of unused office space to other tenants. On occasion, the Company may sublease other rented

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
space which is no longer used for the Company's operations. For both the nine months ended August 31, 2026 and 2025, the Company had an immaterial amount of sublease income.
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
Outlook
Lennar's third quarter 2026 results reflect consistent operational execution against a macro backdrop that grew more difficult during the quarter. We delivered 20,840 homes, within our guidance range, and generated 20,879 new orders, just below our range, while gross margin improved sequentially to 15.8% and net earnings totaled $284 million, or $1.19 per share or $1.23 excluding one-time items. We remain intentionally focused on bringing affordable housing to an affordability-constrained consumer base, a choice that is still weighing on near-term margin but is building the volume and market position we believe will drive margin higher over time. While underlying housing demand remains steady, structural supply constraints persist.
Mortgage interest rates moved higher during the quarter, with the 30-year fixed rate rising to approximately 7%, compared with the 6.4% to 6.5% range earlier this year, and the 10-year U.S. Treasury yield rising to approximately 5%. This increase was driven in significant part by inflation associated with energy prices tied to the ongoing geopolitical tension with Iran. Higher rates and living costs have further strained affordability, and in many of our markets, a significant portion of prospective buyers are finding it harder to qualify for a mortgage. The Federal Reserve remains focused on incoming economic data, but near-term interest rate relief appears unlikely. Resales of existing housing inventory have also begun to increase, particularly in Texas and Florida, intensifying competition for buyers in those markets. In addition, labor availability has become more constrained in certain geographies, reflecting immigration enforcement activity and competing construction demand, which we expect will continue to add cost pressure. Land costs per home, reflected in part through option maintenance fees associated with extended deal durations, have increased and will continue to pressure margin for a period of time while we work through land positions underwritten and committed under prior market conditions.
Notwithstanding these pressures, sales incentives on deliveries declined during the quarter, and cost efficiencies from scale have helped offset a portion of the increase in labor costs. Construction costs per square foot declined further to approximately $80, down 6% from a year ago, and our cycle time reached a record low of 116 days, down from 121 days from second quarter 2026 and 126 days a year ago, reflecting the continued benefit of consistent volume and even-flow production.
Our operating strategy has not changed. We remain focused on two priorities: driving consistent, even-flow production and volume, and continuing to refine our asset-light, land-light balance sheet model to generate strong and growing cash flow and returns. We continue to price to market and to offer incentives intended to maintain volume and affordability. We own approximately 2% of our homesites, with the substantial majority controlled through third parties, and approximately 86% of homes delivered this quarter were sourced through our land banking arrangements.
For the fourth quarter of 2026, we expect new orders in the range of 19,500 to 20,500 homes, with continued focus on matching starts and sales pace. We anticipate deliveries in the range of 22,000 to 23,000 homes as we maintain even-flow production and convert inventory to cash. Our average sales price on those deliveries is expected to be between $370,000 and $380,000. We expect gross margin in the range of 15.5% to 16.0%, and our SG&A percentage should be in the range of 8.7% to 9.0%. These expectations are dependent on market conditions and may change as the quarter progresses.
We believe the fundamental shortage of housing in America has not been resolved and that demand remains deferred rather than diminished. We intend to continue managing our cost structure, cycle time, and land basis with the objective of positioning Lennar to benefit as affordability improves, whether through changes in interest rates, wages, or regulatory and entitlement reform, while remaining disciplined in the market as it exists today.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased deliveries in the second half of our fiscal year. However, a variety of factors can alter seasonal patterns.
Our third quarter net earnings attributable to Lennar in 2026 were $283.9 million, or $1.19 per diluted share, compared to third quarter net earnings attributable to Lennar in 2025 of $591.0 million, or $2.29 per diluted share. Excluding mark-to-market losses of $53.3 million on technology investments and a benefit related to one-time items of $39.2 million, net, in our Financial Services segment, third quarter net earnings attributable to Lennar in 2026 were $294.3 million, or $1.23 per diluted share, compared to $516.0 million, or $2.00 per diluted share, excluding mark-to-market gains of $99.2 million on technology investments, in the third quarter of 2025.
Financial information relating to our operations was as follows:

	Three Months Ended August 31, 2026
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$7,733,588	—	—	—	—	7,733,588
Sales of land	18,442	—	—	—	—	18,442
Other revenues	7,467	226,121	38,475	22,026	—	294,089
Total revenues	7,759,497	226,121	38,475	22,026	—	8,046,119
Costs and expenses:
Costs of homes sold	6,512,260	—	—	—	—	6,512,260
Costs of land sold	16,216	—	—	—	—	16,216
Selling, general and administrative expenses	714,040	—	—	—	—	714,040
Other costs and expenses	—	95,805	40,868	48,393	—	185,066
Total costs and expenses	7,242,516	95,805	40,868	48,393	—	7,427,582
Equity in earnings (losses) from unconsolidated entities	4,808	—	(1,342)	(301)	—	3,165
Other income (expense), net and other gains (losses), net	(19,827)	—	866	(3,604)	—	(22,565)
Lennar Other losses from technology investments	—	—	—	(53,335)	—	(53,335)
Operating earnings (loss)	$501,962	130,316	(2,869)	(83,607)	—	545,802
Corporate general and administrative expenses	—	—	—	—	137,883	137,883
Charitable foundation contribution	—	—	—	—	20,840	20,840
Earnings (loss) before income taxes	$501,962	130,316	(2,869)	(83,607)	(158,723)	387,079

	Three Months Ended August 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$8,213,580	—	—	—	—	8,213,580
Sales of land	30,521	—	—	—	—	30,521
Other revenues	9,574	314,195	228,465	13,943	—	566,177
Total revenues	8,253,675	314,195	228,465	13,943	—	8,810,278
Costs and expenses:
Costs of homes sold	6,779,563	—	—	—	—	6,779,563
Costs of land sold	41,065	—	—	—	—	41,065
Selling, general and administrative expenses	676,491	—	—	—	—	676,491
Other costs and expenses	—	136,323	238,791	45,450	—	420,564
Total costs and expenses	7,497,119	136,323	238,791	45,450	—	7,917,683
Equity in earnings (losses) from unconsolidated entities	10,190	—	(6,790)	7,422	—	10,822
Other income (expense), net and other gains (losses), net	(6,961)	—	645	(12,640)	—	(18,956)
Lennar Other gains from technology investments	—	—	—	99,223	—	99,223
Operating earnings (loss)	$759,785	177,872	(16,471)	62,498	—	983,684
Corporate general and administrative expenses	—	—	—	—	171,397	171,397
Charitable foundation contribution	—	—	—	—	21,584	21,584
Earnings (loss) before income taxes	$759,785	177,872	(16,471)	62,498	(192,981)	790,703

	Nine Months Ended August 31, 2026
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$21,601,549	—	—	—	—	21,601,549
Sales of land	46,001	—	—	—	—	46,001
Other revenues	26,824	678,615	184,538	67,940	—	957,917
Total revenues	21,674,374	678,615	184,538	67,940	—	22,605,467
Costs and expenses:
Costs of homes sold	18,246,493	—	—	—	—	18,246,493
Costs of land sold	69,071	—	—	—	—	69,071
Selling, general and administrative expenses	2,029,930	—	—	—	—	2,029,930
Other costs and expenses	—	355,883	204,084	135,803	—	695,770
Total costs and expenses	20,345,494	355,883	204,084	135,803	—	21,041,264
Equity in earnings from unconsolidated entities	45,659	—	51,372	3,489	—	100,520
Other income (expense), net and other gains (losses), net	(10,178)	—	1,489	(1,674)	—	(10,363)
Lennar Other losses from technology investments	—	—	—	(61,749)	—	(61,749)
Operating earnings (loss)	$1,364,361	322,732	33,315	(127,797)	—	1,592,611
Corporate general and administrative expenses	—	—	—	—	431,670	431,670
Charitable foundation contribution	—	—	—	—	58,222	58,222
Earnings (loss) before income taxes	$1,364,361	322,732	33,315	(127,797)	(489,892)	1,102,719

	Nine Months Ended August 31, 2025
(In thousands)	Homebuilding	Financial Services	Multifamily	Lennar Other	Corporate	Total
Revenues:
Sales of homes	$23,242,401	—	—	—	—	23,242,401
Sales of land	109,042	—	—	—	—	109,042
Other revenues	29,964	889,370	521,966	26,582	—	1,467,882
Total revenues	23,381,407	889,370	521,966	26,582	—	24,819,325
Homebuilding costs and expenses:
Costs of homes sold	19,070,239	—	—	—	—	19,070,239
Costs of land sold	133,315	—	—	—	—	133,315
Selling, general and administrative	1,981,077	—	—	—	—	1,981,077
Other costs and expenses	—	410,735	566,844	99,039	—	1,076,618
Total costs and expenses	21,184,631	410,735	566,844	99,039	—	22,261,249
Equity in earnings (losses) from unconsolidated entities	62,910	—	(11,332)	4,594	—	56,172
Other income (expense), net and other gains (losses), net	37,606	—	24,962	(19,097)	—	43,471
Lennar Other gains from technology investments	—	—	—	7,280	—	7,280
Operating earnings	2,297,292	478,635	(31,248)	(79,680)	—	2,664,999
Corporate general and administrative expenses	—	—	—	—	474,628	474,628
Charitable foundation contribution	—	—	—	—	59,549	59,549
Earnings (loss) before income taxes	$2,297,292	478,635	(31,248)	(79,680)	(534,177)	2,130,822
Three Months Ended August 31, 2026 versus Three Months Ended August 31, 2025
Revenues from home sales decreased 6% in the third quarter of 2026 to $7.7 billion from $8.2 billion in the third quarter of 2025. Revenues were lower primarily due to both a 3% decrease in the average sales price of homes and a 3% decrease in the number of home deliveries. New home deliveries were 20,840 homes in the third quarter of 2026, compared to 21,584 homes in the third quarter of 2025. The average sales price of homes delivered was $372,000 in the third quarter of 2026, compared to $383,000 in the third quarter of 2025. The decrease in average sales price of homes delivered in the third quarter of 2026 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $1.2 billion, or 15.8%, in the third quarter of 2026, compared to $1.4 billion, or 17.5%, in the third quarter of 2025. During the third quarter of 2026, gross margins decreased primarily due to lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $714.0 million in the third quarter of 2026, compared to $676.5 million in the third quarter of 2025. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 9.2% in the third quarter of 2026, from 8.2% in the third quarter of 2025, primarily due to less leverage as a result of lower revenues and an increase in marketing and selling expenses.
Operating earnings for the Financial Services segment were $129.5 million in the third quarter of 2026, compared to operating earnings of $177.4 million in the third quarter of 2025, both amounts are net of noncontrolling interest. The operating earnings in the third quarter of 2026 included a benefit related to one-time items of $39.2 million, net, primarily due to a litigation accrual reversal resulting from a court judgment. Excluding the benefit related to one-time items in the current quarter, the decrease in operating earnings was primarily due to lower profit per locked loan and lower lock volume in the mortgage business.
Operating loss for the Multifamily segment was $2.9 million in the third quarter of 2026, compared to an operating loss of $16.4 million in the third quarter of 2025. Operating loss for the Lennar Other segment was $83.6 million in the third quarter of 2026, compared to operating earnings of $62.5 million in the third quarter of 2025. The Lennar Other operating loss for third quarter of 2026 was primarily driven by mark-to-market losses of $53.3 million on our technology investments. The Lennar Other operating earnings for third quarter of 2025 were primarily driven by mark-to-market gains of $99.2 million on our technology investments.
In the third quarter of 2026 and 2025, we had tax provisions of $101.6 million and $190.9 million, which resulted in an overall effective income tax rate of 26.4% and 24.4%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate for the three months ended August 31, 2026 compared to the prior period was primarily due to our spin-off of Millrose Properties, Inc.
Nine Months Ended August 31, 2026 versus Nine Months Ended August 31, 2025
Revenues from home sales decreased 7% in the nine months ended August 31, 2026 to $21.6 billion from $23.2 billion in the nine months ended August 31, 2025. Revenues were lower primarily due to both a 5% decrease in the average sales price of homes and a 2% decrease in the number of home deliveries. New home deliveries were 58,222 homes in the nine months ended August 31, 2026, compared to 59,549 homes in the nine months ended August 31, 2025. The average sales price of homes delivered was $372,000 in the nine months ended August 31, 2026, compared to $393,000 in the nine months ended August 31, 2025. The decrease in average sales price of homes delivered in the nine months ended August 31, 2026 compared to the same period last year was primarily due to continued weakness in the market.
Gross margins on home sales were $3.4 billion, or 15.5%, in the nine months ended August 31, 2026, compared to $4.2 billion, or 18.0%, in the nine months ended August 31, 2025. During the nine months ended August 31, 2026, gross margins decreased primarily due to lower revenue per square foot and higher land costs year over year, which were partially offset by a decrease in construction costs, reflecting our continued focus on cost-saving initiatives.
Selling, general and administrative expenses were $2.0 billion in the nine months ended August 31, 2026, consistent with $2.0 billion in the nine months ended August 31, 2025. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 9.4% in the nine months ended August 31, 2026, from 8.5% in the nine months ended August 31, 2025, primarily due to less leverage as a result of lower revenues.
During the nine months ended August 31, 2026, our homebuilding operating earnings included $36.7 million of interest income, compared to $45.7 million of interest income in the nine months ended August 31, 2025. The decrease in interest income was primarily due to lower cash balances year over year.
Operating earnings for the Financial Services segment were $320.3 million in the nine months ended August 31, 2026, compared to $476.9 million in the nine months ended August 31, 2025, both amounts are net of noncontrolling interest. The operating earnings in the nine months ended August 31, 2026, included a benefit related to one-time items of $39.2 million, net, primarily due to a litigation accrual reversal resulting from a court judgment. Excluding the benefit related to one-time items in the current quarter, the decrease in operating earnings was primarily due to lower profit per locked loan and lower lock volume in the mortgage business.
Operating earnings for the Multifamily segment were $33.4 million in the nine months ended August 31, 2026, compared to an operating loss of $30.9 million in the nine months ended August 31, 2025. Operating loss for the Lennar Other segment was $127.8 million in the nine months ended August 31, 2026, compared to an operating loss of $79.7 million in the nine months ended August 31, 2025. The Lennar Other operating loss for the nine months ended August 31, 2026 was due to operating losses and mark-to-market losses of $61.7 million on our technology investments. The Lennar Other operating loss for the nine months ended August 31, 2025 was primarily due to losses from certain strategic investments, partially offset by mark-to-market gains on our technology investments.
In the nine months ended August 31, 2026 and 2025, we had tax provisions of $275.7 million and $520.5 million, which resulted in an overall effective income tax rate of 25.2% and 24.7%, respectively. For both periods, our effective income tax rate included state income tax expense and non-deductible executive compensation, partially offset by tax credits. The increase in the effective tax rate from the prior year for the nine months ended August 31, 2026 was primarily due to our spin-off of Millrose Properties, Inc.

Homebuilding Segments
At August 31, 2026, our reportable Homebuilding segments and Homebuilding Other are outlined in Note 2 of the Notes to Condensed Consolidated Financial Statements. The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended August 31, 2026
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$1,828,048	1,446,037	20.9%	205,218	(726)	3,444	(5,736)	(2,269)	199,931
Central	1,943,777	1,646,381	15.3%	109,861	(624)	416	5	1,525	111,183
South Central	1,372,191	1,140,782	16.9%	95,728	5,197	758	(12)	(2,054)	99,617
West	2,588,288	2,275,863	12.1%	104,296	(1,621)	670	(48)	(17,585)	85,712
Other (2)	1,284	3,197	(149.0)%	(7,815)	—	2,179	10,599	556	5,519
Totals	$7,733,588	6,512,260	15.8%	507,288	2,226	7,467	4,808	(19,827)	501,962

	Three Months Ended August 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings (Losses)
East	$1,732,008	1,409,575	18.6%	167,714	2,019	3,521	14,338	(1,208)	186,384
Central	2,020,519	1,647,159	18.5%	184,698	(2,525)	1,030	40	1,479	184,722
South Central	1,507,314	1,247,502	17.2%	134,693	(2,305)	610	(5)	(2,864)	130,129
West	2,950,118	2,470,021	16.3%	278,893	(7,733)	1,877	563	(3,277)	270,323
Other (2)	3,621	5,306	(46.5)%	(8,472)	—	2,536	(4,746)	(1,091)	(11,773)
Totals	$8,213,580	6,779,563	17.5%	757,526	(10,544)	9,574	10,190	(6,961)	759,785

	Nine Months Ended August 31, 2026
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$5,049,380	4,067,149	19.5%	473,609	(12,132)	12,018	9,925	(4,148)	479,272
Central	4,951,404	4,206,240	15.0%	230,942	(5,617)	2,645	46	5,684	233,700
South Central	3,995,511	3,307,729	17.2%	309,378	1,879	1,978	(37)	(6,435)	306,763
West	7,598,189	6,652,659	12.4%	335,809	(7,200)	3,032	1,540	(18,014)	315,167
Other (2)	7,065	12,716	(80.0)%	(24,612)	—	7,151	34,185	12,735	29,459
Totals	$21,601,549	18,246,493	15.5%	1,325,126	(23,070)	26,824	45,659	(10,178)	1,364,361

	Nine Months Ended August 31, 2025
	Gross Margins			Operating Earnings
($ in thousands)	Sales of Homes Revenue	Costs of Sales of Homes	Gross Margin (Loss) %	Net Margins (Losses) on Sales of Homes (1)	Gross Margins (Losses) on Sales of Land	Other Revenues	Equity in Earnings (Losses) from Unconsolidated Entities	Other Income (Expense), net	Operating Earnings
East	$5,102,675	4,103,355	19.6%	515,097	1,777	9,970	29,271	31,269	587,384
Central	5,294,015	4,309,966	18.6%	477,235	(5,108)	3,847	36	4,629	480,639
South Central	4,173,587	3,435,915	17.7%	391,820	(1,056)	2,369	(13)	(4,219)	388,901
West	8,657,783	7,203,662	16.8%	833,381	(19,886)	5,220	1,573	(5,760)	814,528
Other (2)	14,341	17,341	(20.9)%	(26,448)	—	8,558	32,043	11,687	25,840
Totals	$23,242,401	19,070,239	18.0%	2,191,085	(24,273)	29,964	62,910	37,606	2,297,292
(1)Net margins on sales of homes include selling, general and administrative expenses.
(2)Negative gross and net margins were due to period costs in Urban divisions that impact costs of homes sold without sufficient sales of homes revenue to offset those costs.

Summary of Homebuilding Data
Deliveries:

	Three Months Ended August 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,017	4,905	$1,865,545	1,797,088	$372,000	366,000
Central	5,322	5,334	1,943,777	2,020,518	365,000	379,000
South Central	5,969	6,413	1,372,191	1,507,314	230,000	235,000
West	4,529	4,926	2,588,288	2,950,118	571,000	599,000
Other	3	6	1,284	3,622	428,000	604,000
Total	20,840	21,584	$7,771,085	8,278,660	$372,000	383,000
Of the total homes delivered listed above, 51 homes with a dollar value of $37.5 million and an average sales price of $735,000 represent homes from unconsolidated entities for the three months ended August 31, 2026, compared to 146 homes with a dollar value of $65.1 million and an average sales price of $446,000 for the three months ended August 31, 2025.

	Nine Months Ended August 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	13,928	14,031	$5,206,614	5,259,789	$374,000	375,000
Central	13,729	13,828	4,951,404	5,294,015	361,000	383,000
South Central	17,294	17,317	3,995,511	4,173,587	231,000	241,000
West	13,260	14,351	7,598,188	8,657,783	573,000	603,000
Other	11	22	7,065	14,341	642,000	652,000
Total	58,222	59,549	$21,758,782	23,399,515	$372,000	393,000
Of the total homes delivered listed above, 208 homes with a dollar value of $157.2 million and an average sales price of $756,000 represent homes from unconsolidated entities for the nine months ended August 31, 2026, compared to 339 homes with a dollar value of $157.1 million and an average sales price of $463,000 for the nine months ended August 31, 2025.
Sales Incentives (1):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
East	$48,000	77,600	11.5%	17.6%	$59,300	73,500	13.9%	16.5%
Central	40,700	50,400	10.0%	11.7%	44,800	48,700	11.1%	11.3%
South Central	48,000	60,800	17.3%	20.5%	51,700	57,800	18.3%	19.4%
West	70,000	70,400	10.9%	10.5%	67,200	66,800	10.5%	10.0%
Other	66,400	86,100	13.4%	12.5%	86,500	95,900	11.9%	12.8%
Total	$51,000	64,100	12.0%	14.3%	$55,400	61,500	13.0%	13.5%
(1) Sales incentives relate to homes delivered during the period, excluding homes delivered by unconsolidated entities.

New Orders (2):

	At August 31,		Three Months Ended August 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	Active Communities		Homes		Dollar Value (In thousands)		Average Sales Price
East	344	360	4,831	5,792	$1,800,978	2,081,377	$373,000	359,000
Central	464	452	5,625	5,428	1,927,876	1,958,262	343,000	361,000
South Central	479	411	6,100	7,055	1,387,570	1,582,753	227,000	224,000
West	425	440	4,319	4,725	2,386,135	2,814,895	552,000	596,000
Other	1	1	4	4	1,830	2,445	457,000	611,000
Total	1,713	1,664	20,879	23,004	$7,504,389	8,439,732	$359,000	367,000
Of the total new orders listed above, 37 homes with a dollar value of $32.0 million and an average sales price of $864,000 represent homes in five active communities from unconsolidated entities for the three months ended August 31, 2026, compared to 104 homes with a dollar value of $56.7 million and an average sales price of $546,000 in nine active communities for the three months ended August 31, 2025.

	Nine Months Ended August 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	14,375	15,459	$5,442,049	5,621,317	$379,000	364,000
Central	15,435	15,244	5,460,671	5,746,412	354,000	377,000
South Central	17,398	18,602	4,026,684	4,362,932	231,000	235,000
West	13,923	14,634	7,915,169	8,701,073	568,000	595,000
Other	12	21	7,610	13,993	634,000	666,000
Total	61,143	63,960	$22,852,183	24,445,727	$373,000	382,000
Of the total new orders listed above, 165 homes with a dollar value of $94.1 million and an average sales price of $570,000 represent homes from unconsolidated entities for the nine months ended August 31, 2026, compared to 346 homes with a dollar value of $186.4 million and an average sales price of $539,000 for the nine months ended August 31, 2025.
(2)Homes represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2026 and 2025.
We experienced cancellation rates in our Homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
East	16%	14%	15%	15%
Central	11%	12%	12%	11%
South Central	16%	16%	16%	16%
West	14%	14%	12%	13%
Other	—%	20%	14%	19%
Total	15%	14%	14%	14%
Backlog:

	At August 31,
	2026	2025	2026	2025	2026	2025
	Homes		Dollar Value (In thousands)		Average Sales Price
East	5,269	4,787	$2,006,885	1,847,937	$381,000	386,000
Central	5,178	4,795	1,781,944	1,841,720	344,000	384,000
South Central	3,149	4,072	689,111	892,312	219,000	219,000
West	3,260	3,299	1,866,975	2,066,021	573,000	626,000
Other	1	—	545	—	545,000	—
Total	16,857	16,953	$6,345,460	6,647,990	$376,000	392,000
Of the total homes in backlog listed above, 36 homes with a backlog dollar value of $22.8 million and an average sales price of $635,000 represent the backlog from unconsolidated entities at August 31, 2026, compared to 86 homes with a backlog dollar value of $93.1 million and an average sales price of $1.1 million at August 31, 2025.

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
Three Months Ended August 31, 2026 versus Three Months Ended August 31, 2025
Homebuilding East: Revenues from home sales increased in the third quarter of 2026 compared to the third quarter of 2025 primarily due to increases in the average sales price of homes delivered in Florida and in the number of homes delivered in Florida and New Jersey. The overall increase in the average sales price of homes delivered was primarily due to product mix. The overall increase in the number of homes delivered was primarily due to an increase in the number of deliveries per active community. During the third quarter of 2026, gross margin percentage on homes delivered increased primarily due to higher revenue per square foot and a decrease in construction costs, partially offset by higher land costs year over year.
Homebuilding Central: Revenues from home sales decreased in the third quarter of 2026 compared to the third quarter of 2025 primarily due to a decrease in the average sales price of homes delivered in all states of the segment except in Illinois, while the number of homes delivered was consistent with the prior period. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through a decrease in base prices. During the third quarter of 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding South Central: Revenues from home sales decreased in the third quarter of 2026 compared to the third quarter of 2025 primarily due to decreases in the average sales price of homes delivered in Texas and in the number of homes delivered in all states of the segment, except in Kansas. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through a decrease in base prices. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. During the third quarter of 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot, partially offset by decreases in both construction costs and land costs year over year.
Homebuilding West: Revenues from home sales decreased in the third quarter of 2026 compared to the third quarter of 2025 primarily due to decreases in the average sales price of homes delivered in California, Colorado, Oregon and Washington and in the number of homes delivered in all states of the segment, except in Idaho. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through a decrease in base prices and an increased use of sales incentives. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of active communities. During the third quarter of 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Nine Months Ended August 31, 2026 versus Nine Months Ended August 31, 2025
Homebuilding East: Revenues from home sales decreased in the nine months ended August 31, 2026 compared to the nine months ended August 31, 2025 primarily due to the decrease in the number of homes delivered in all states of the segment, except in New Jersey and a decrease in average sales price of homes delivered. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of active communities. During the nine months ended August 31, 2026, gross margin percentage on homes delivered slightly decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
Homebuilding Central: Revenues from home sales decreased in the nine months ended August 31, 2026 compared to the nine months ended August 31, 2025 primarily due to decreases in both the average sales price of homes delivered, except in Illinois, and number of homes delivered in all states of the segment, except for an increase in the number of homes delivered in Alabama, Georgia, Illinois and South Carolina. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through a decrease in base prices. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. During the nine months ended August 31, 2026, gross margin percentage on homes delivered decreased, primarily due to lower revenue per square foot and higher land costs year over year partially offset by a decrease in construction costs.
Homebuilding South Central: Revenues from home sales decreased in the nine months ended August 31, 2026 compared to the nine months ended August 31, 2025 primarily due to decreases in the average sales price of homes delivered and in the number of homes delivered in Texas. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through a decrease in base prices. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. During the nine months ended August 31, 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot, partially offset by decreases in both construction costs and land costs year over year.

Homebuilding West: Revenues from home sales decreased in the nine months ended August 31, 2026 compared to the nine months ended August 31, 2025 primarily due to decreases in the average sales price of homes delivered, except in Idaho, Nevada and Oregon, and in the number of homes delivered in all states of the segment. The overall decrease in the average sales price of homes delivered was primarily due to pricing to market through a decrease in base prices and an increased use of sales incentives. The overall decrease in the number of homes delivered was primarily due to a decrease in the number of deliveries per active community. During the nine months ended August 31, 2026, gross margin percentage on homes delivered decreased primarily due to lower revenue per square foot and higher land costs year over year, partially offset by a decrease in construction costs.
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
The following table sets forth selected financial and operational information related to the residential mortgage and title activities of our Financial Services segment:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2026	2025	2026	2025
Dollar value of mortgages originated	$4,704,000	5,172,000	13,718,000	14,492,000
Number of mortgages originated	13,400	14,600	39,200	40,500
Mortgage capture rate of Lennar homebuyers	83%	84%	83%	85%
Number of title and closing service transactions	22,400	22,700	63,200	62,000
At August 31, 2026 and November 30, 2025, the carrying value of Financial Services' commercial mortgage-backed securities was $124.4 million and $132.9 million, respectively. Details of these securities and related debt are disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Multifamily Segment
We have been actively involved, primarily through unconsolidated funds and joint ventures, in the development and construction of multifamily rental properties. Our Multifamily segment focuses on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets.
The following table provides information related to our investment in the Multifamily segment:

Balance Sheets	At
(In thousands)	August 31, 2026	November 30, 2025
Multifamily investments in unconsolidated entities	$488,775	506,573
Lennar's net investment in Multifamily	732,015	781,902
During the second half of fiscal 2024, the LMV I partners decided to liquidate and sell all of its 38 rental operation projects of LMV I as the fund has come to the end of its contractual life. As of November 30, 2025, 35 LMV I rental operation projects were sold to various third-party buyers. During the nine months ended August 31, 2026, one additional LMV I rental operation project was sold to a third-party buyer.
Lennar Other Segment
Our Lennar Other segment includes strategic investments in various types of technology and other companies that are looking to improve the homebuilding and financial services industries to better serve homebuyers and homeowners and increase efficiencies as well as fund investments we retained subsequent to our sale of the Rialto investment and asset management platform. At August 31, 2026 and November 30, 2025, we had $696.2 million and $897.6 million, respectively, of assets in our Lennar Other segment, which included investments in unconsolidated entities of $363.4 million and $368.0 million, respectively.
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

(2) Financial Condition and Capital Resources
At August 31, 2026, we had cash and cash equivalents and restricted cash related to our homebuilding, financial services, multifamily and other operations of $1.5 billion, compared to $3.8 billion at November 30, 2025 and $1.8 billion at August 31, 2025.
We finance all of our activities, including homebuilding, financial services, multifamily, other and general operating needs, primarily with cash generated from our operations, debt issuances and cash borrowed under our warehouse lines of credit and our unsecured revolving credit facility (the “Credit Facility”). At August 31, 2026, we had $1.2 billion of homebuilding cash and cash equivalents and ended the third quarter of 2026 with total liquidity of $3.6 billion.
Operating Cash Flow Activities
During the nine months ended August 31, 2026 and 2025, cash used in operating activities totaled $822 million and $1.5 billion, respectively. During the nine months ended August 31, 2026, cash used in operating activities was impacted by (1) an increase in inventories due to land purchases and construction costs of $1.7 billion; (2) an increase in deposits and pre-acquisition costs on real estate of $795 million primarily as a result of option contracts with land banks, which included option maintenance fees paid to land banks, and an increase in reimbursements to be received from municipalities for completed land development; and (3) a decrease in accounts payable and other liabilities of $371 million. This was partially offset by (1) our net earnings; (2) a decrease in loans held-for-sale of $392 million primarily related to the sale of loans originated by our Financial Services segment; and (3) a decrease in receivables of $333 million.
During the nine months ended August 31, 2025, cash used in operating activities was impacted by (1) an increase in inventories due to land purchases and construction costs of $1.3 billion; (2) an increase in deposits and pre-acquisition costs on real estate of $1.2 billion as we increased the percentage of controlled homesites primarily as a result of option contracts with Millrose Properties, Inc. ("Millrose"); (3) an increase in other assets of $210 million; and (4) a decrease in accounts payable and other liabilities of $978 million. This was partially offset by our net earnings and a decrease in loans held-for-sale of $240 million primarily related to the sale of loans originated by our Financial Services segment.
Investing Cash Flow Activities
During the nine months ended August 31, 2026 and 2025, cash provided by investing activities totaled $114 million and $176 million, respectively. During the nine months ended August 31, 2026, our cash provided by investing activities was primarily due to distributions of capital from unconsolidated entities of $183 million, which primarily included (1) $112 million from Multifamily entities, (2) $23 million from Homebuilding unconsolidated entities, and (3) $47 million from our Lennar Other unconsolidated entities. This was partially offset by cash contributions of $88 million to unconsolidated entities, which primarily included (1) $48 million to Homebuilding unconsolidated entities and (2) $35 million to Multifamily unconsolidated entities.
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
Financing Cash Flow Activities
During the nine months ended August 31, 2026 and 2025, cash used in financing activities totaled $1.6 billion and $1.9 billion, respectively. During the nine months ended August 31, 2026, cash used in financing activities was primarily due to (1) $993 million of repurchases of our common stock, which included $950 million of repurchases under our repurchase program and $43 million of repurchases related to our equity compensation plan; (2) redemption of $400 million aggregate principal amount of our 5.25% senior notes due June 2026; (3) $206 million of net repayments under our Financial Services' warehouse facilities; (4) $366 million of dividend payments; and (5) $238 million of net payments from liabilities related to consolidated inventory not owned due to activity with land banks. This was partially offset by $650 million of net borrowings under our unsecured revolving Credit Facility.

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
Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Homebuilding debt to total capital and net Homebuilding debt to total capital are calculated as follows:

	At
(Dollars in thousands)	August 31, 2026	November 30, 2025	August 31, 2025
Homebuilding debt	$4,297,251	4,084,686	3,523,766
Stockholders’ equity	21,558,959	21,959,417	22,570,320
Total capital	$25,856,210	26,044,103	26,094,086
Homebuilding debt to total capital	16.6%	15.7%	13.5%
Homebuilding debt	$4,297,251	4,084,686	3,523,766
Less: Homebuilding cash and cash equivalents	1,150,115	3,441,324	1,406,215
Net Homebuilding debt	$3,147,136	643,362	2,117,551
Net Homebuilding debt to total capital (1)	12.7%	2.8%	8.6%
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
At August 31, 2026, Homebuilding debt to total capital was higher compared to November 30, 2025, primarily as a result of an increase in Homebuilding debt due to outstanding borrowings under our unsecured revolving Credit Facility, partially offset by net earnings and debt paydowns. At August 31, 2026, Homebuilding debt to total capital was higher compared to August 31, 2025, primarily as a result of a decrease in stockholders' equity due to the non-cash exchange of Millrose Class A common stock, stock repurchases, an increase in Homebuilding debt due to issuance of senior notes and outstanding borrowings under our unsecured delayed draw term loan facility (the "Delayed Draw Term Loan Facility") and outstanding borrowings under our unsecured revolving Credit Facility, partially offset by net earnings and debt paydowns.
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
Our Homebuilding senior notes and other debts payable as well as letters of credit and surety bonds are summarized within Note 7 of the Notes to Condensed Consolidated Financial Statements. Our Homebuilding average debt outstanding and the average rates of interest was as follows:

	Nine Months Ended August 31,
(Dollars in thousands)	2026	2025
Homebuilding average debt outstanding	$4,289,060	2,929,259
Average interest rate	4.9%	5.0%
Interest incurred	$174,629	128,203

We have the Delayed Draw Term Loan Facility with committed borrowing availability of approximately $1.7 billion, which can be increased by an additional $400 million via an accordion feature. As of August 31, 2026, we had outstanding borrowings of $1.7 billion under the credit agreement governing our unsecured Delayed Draw Term Loan Facility. We may at any time prepay the loan, in whole or in part, without premium or penalty. The term loan’s maturity date is three years from the initial effectiveness date of the credit agreement or May 2028, and at our discretion, it can be extended for an additional year until May 2029, subject to the satisfaction of certain conditions. Under the Delayed Draw Term Loan Facility, interest rates equal the adjusted term SOFR determined for the interest period plus the applicable margin.
The maximum available borrowings on our Credit Facility were as follows:

(In thousands)	At August 31, 2026
Commitments - maturing in May 2027	$225,000
Commitments - maturing in November 2029	2,900,000
Total commitments	$3,125,000
Accordion feature	375,000
Total maximum borrowings capacity	$3,500,000
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
Under the agreements governing our Credit Facility and Delayed Draw Term Loan Facility, we are required to maintain a minimum consolidated tangible net worth, a maximum leverage ratio and either a liquidity or an interest coverage ratio. These ratios are calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements, which involve adjustments to GAAP financial measures. We believe we were in compliance with our debt covenants as of August 31, 2026. The following summarizes our debt covenant requirements and our actual levels or ratios with respect to those covenants as calculated per the Credit Facility and Delayed Draw Term Loan Facility agreements as of August 31, 2026:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2026
Minimum net worth test	$10,000,000	15,946,331
Maximum leverage ratio	60.0%	19.1%
Liquidity test	1.00	21.00
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
Changes in Capital Structure
In January 2024, our Board of Directors authorized an increase to our stock repurchase program to enable us to repurchase up to an additional $5 billion in value of our outstanding Class A or Class B common stock. Repurchases are authorized to be made in open-market or private transactions. The repurchase authorization has no expiration date. At August 31, 2026, we have a remaining authorization to repurchase $751 million in value of our Class A or Class B common stock. The details of our Class A and Class B common stock repurchases under the authorized repurchase program for the nine months ended August 31, 2026 and 2025 are included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
During the nine months ended August 31, 2026, treasury shares increased by 10.6 million shares primarily due to our repurchase of 10.0 million shares of Class A and Class B common stock through our stock repurchase program. During the nine months ended August 31, 2025, treasury shares increased by 14.8 million shares primarily due to our repurchase of 14.1 million shares of Class A and Class B common stock through our stock repurchase program.

On September 23, 2026, our Board of Directors declared a quarterly cash dividend of $0.50 per share on both our Class A and Class B common stock, payable on October 22, 2026 to holders of record at the close of business on October 7, 2026. On July 24, 2026, we paid a quarterly cash dividend of $0.50 per share for both of our Class A and Class B common stock to holders of record at the close of business on July 10, 2026. We approved and paid cash dividends of $0.50 per share for each of the four quarters of 2025 for both our Class A and Class B common stock.
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
Supplemental information for the Obligors, which excludes non-guarantor subsidiaries and intercompany transactions, at August 31, 2026 is included in the following tables. Intercompany balances and transactions within the Obligors have been eliminated and amounts attributable to the Obligors' investment in consolidated subsidiaries that have not issued or guaranteed the senior notes have been excluded. Amounts due from and transactions with nonobligor subsidiaries and related parties are separately disclosed:

(In thousands)	At August 31, 2026	At November 30, 2025
Due from non-guarantor subsidiaries	$14,489,893	14,709,366
Equity method investments	1,138,580	1,213,485
Total assets	40,193,618	40,496,300
Total liabilities	9,047,681	9,243,409

Nine Months Ended
(In thousands)	August 31, 2026
Total revenues	$20,282,054
Operating earnings	1,288,662
Earnings before income taxes	807,842
Net earnings attributable to Lennar	600,960
Off-Balance Sheet Arrangements
We regularly monitor the results of our Homebuilding unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of homebuilding joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investments. We believe that substantially all of the joint ventures were in compliance with their debt covenants at August 31, 2026.
Homebuilding: Investments in Unconsolidated Entities
As of August 31, 2026, we had equity investments in 47 active Homebuilding and land unconsolidated entities (of which 3 had recourse debt, 10 had non-recourse debt and 34 had no debt) compared to 50 active Homebuilding and land unconsolidated entities at November 30, 2025. Historically, we have invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we have primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, has enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners. Details regarding these investments, balances and debt are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the principal maturities of our Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2026. It does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Bank debt without recourse to Lennar	$1,142,371	59,502	428,439	154,582	499,848	—
Land seller and other debt without recourse to Lennar	43,820	—	—	—	43,820	—
Maximum recourse debt exposure to Lennar	9,085	9,085	—	—	—	—
Debt issuance costs	(13,476)	—	—	—	—	(13,476)
Total	$1,181,800	68,587	428,439	154,582	543,668	(13,476)
We own an approximately 40% interest in FivePoint Holdings, LLC., a NYSE listed company, and companies it manages, which own three large multi-use properties in California.
Multifamily: Investments in Unconsolidated Entities
At August 31, 2026, Multifamily had equity investments in 26 active unconsolidated entities that are engaged in multifamily residential developments (of which 18 had non-recourse debt and 8 had no debt) compared to 25 active unconsolidated entities at November 30, 2025. We invest in unconsolidated entities that acquire and develop land to construct multifamily rental properties. Through these entities, we are focusing on developing a geographically diversified portfolio of institutional quality multifamily rental properties in select U.S. markets. Participants in these joint ventures have been financial partners. Joint ventures with financial partners have allowed us to combine our development and construction expertise with access to our partners’ capital. Each joint venture is governed by an operating agreement that provides significant substantive participating voting rights on major decisions to our partners.
The Multifamily segment manages and has investments in LMV I, LMV II and Canada Pension Plan Investments Fund (the "CPPIB Fund") and a new joint venture with an institutional investor (the "Institutional JV"), which are long-term multifamily development investment vehicles involved in the development, construction and ownership of class-A multifamily assets. The Multifamily segment expects the CPPIB Fund to have almost $1.0 billion in equity and Lennar's ownership percentage in the CPPIB Fund is 4%. The Multifamily segment expects the Institutional JV to acquire certain portfolio assets and invest additional capital to support pipeline opportunities. Details of each fund as of and during the nine months ended August 31, 2026 are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
We regularly monitor the results of our Multifamily unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. We also monitor the performance of Multifamily joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. We believe all of the joint ventures were in compliance with their debt covenants at August 31, 2026.
The following table summarizes the principal maturities of our Multifamily unconsolidated entities debt as per current debt arrangements as of August 31, 2026. It does not represent estimates of future cash payments that will be made to reduce debt balances.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2026	2027	2028	Thereafter	Other
Debt without recourse to Lennar	$2,205,084	149,617	875,203	560,306	619,958	—
Debt issuance costs	(23,553)	—	—	—	—	(23,553)
Total	$2,181,531	149,617	875,203	560,306	619,958	(23,553)
Lennar Other: Investments in Unconsolidated Entities
As of August 31, 2026 and November 30, 2025, we had strategic technology investments in unconsolidated entities of $232.1 million and $235.0 million, respectively, accounted for under the equity method of accounting. Our strategic technology investments through our LENX business help to enhance the home buying and home ownership experience, and help us stay at the forefront of homebuilding innovation. Details regarding these investments are included in Note 3 of the Notes to Condensed Consolidated Financial Statements.

As part of the sale of the Rialto investment and asset management platform, we retained the right to receive a portion of payments with regard to carried interests if certain funds meet specified performance thresholds. We periodically receive advance distributions related to the carried interests in order to cover income tax obligations resulting from allocations of taxable income to the carried interests. These distributions are not subject to clawbacks but reduce future carried interest payments to which we become entitled from the applicable funds and were recorded as equity in earnings (losses) in the condensed consolidated statement of operations. Our investment in the Rialto funds totaled $131.3 million and $133.0 million as of August 31, 2026 and November 30, 2025, respectively.
Option Contracts
We often obtain access to land through option contracts, which generally enable us to control portions of properties owned by third parties (including land banks) and unconsolidated entities until we have determined whether to exercise the options. Since fiscal year 2020, we have increased the percentage of our total homesites that we control through options rather than own.
As part of our focus on strategic relationships to further enhance our land-light strategy, at the end of fiscal year 2020 we entered into an arrangement with various land bank investor groups. Under the arrangement, in most instances when we want to acquire a property for use in our for-sale single-family home business, we will offer the investor group the opportunity to acquire the property and give us an option to purchase all or a portion of it back in the future, if it is mutually beneficial to both parties. To the extent the investor group does not elect to purchase properties we identify, we can utilize our other investor relationships to have other investor groups purchase the land or we can purchase it directly. The arrangement with the investor group, together with existing and other strategic partnerships, including the spin-off of Millrose in 2025, were significant steps in our strategy to migrate to a higher percentage of our homesites which we control but do not own, which we expect will result in greater cash flow and higher returns on assets and equity.
The table below indicates the number of homesites to which we had access through option contracts with third parties and unconsolidated JVs (i.e., controlled homesites) and homesites owned (excluding homes in inventory):

				Years of
August 31, 2026	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	107,892	1,979	109,871
Central	126,702	3,253	129,955
South Central	145,045	1,478	146,523
West	91,865	3,377	95,242
Other	4,649	1,721	6,370
Total homesites	476,153	11,808	487,961	0.1
% of total homesites	98%	2%

				Years of
August 31, 2025	Controlled Homesites	Owned Homesites	Total Homesites	Supply Owned (1)
East	116,841	1,313	118,154
Central	130,125	3,389	133,514
South Central	164,849	1,919	166,768
West	95,300	3,133	98,433
Other	4,649	1,561	6,210
Total homesites	511,764	11,315	523,079	0.1
% of total homesites	98%	2%
(1)Based on trailing twelve months of home deliveries.
Details on option contracts, transactions with land banks and related consolidated inventory not owned and exposure are included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K, except for a decrease of $198 million in borrowings under the Financial Services' warehouse repurchase facilities, a decrease of $400 million due to redemption of our 5.25% senior notes due June 2026 and an increase of $650 million outstanding borrowings under our revolving Credit Facility.

(3) Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements.
(4) Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the nine months ended August 31, 2026 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.
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
As of August 31, 2026, we had $650 million outstanding borrowings under our Credit Facility.
As of August 31, 2026, our borrowings under Financial Services' warehouse repurchase facilities totaled $1.4 billion under residential facilities and $20.6 million under LMF Commercial facilities.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2026

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2026	2027	2028	2029	2030	2031	Thereafter	Total	2026
LIABILITIES:
Homebuilding:
Senior Notes and other debts payable:
Fixed rate	$22.1	1,190.8	12.3	11.5	701.5	9.3	—	1,947.5	1,950.5
Average interest rate	2.9%	4.8%	3.9%	7.5%	5.2%	6.6%	—	5.0%	—
Variable rate	$650.0	—	1,710.0	—	—	—	—	2,360.0	2,360.0
Average interest rate	4.7%	—	4.7%	—	—	—	—	4.7%	—
Financial Services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	114.9	114.9	115.3
Average interest rate	—	—	—	—	—	—	3.4%	3.4%	—
Variable rate	$1,469.5	—	—	—	—	—	—	1,469.5	1,469.5
Average interest rate	5.1%	—	—	—	—	—	—	5.1%	—
For additional information regarding our market risk refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Form 10-K.
Item 4. Controls and Procedures
Our Executive Chairman, Chief Executive Officer and President ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2026 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2026. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchases of common stock during the three months ended August 31, 2026:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2) (In thousands)
June 1 to June 30, 2026	—	$—	—	$1,007,250
July 1 to July 31, 2026	929,006	$85.00	928,595	$928,321
August 1 to August 31, 2026	2,072,595	$85.72	2,071,405	$750,773
Total	3,001,601	$85.49	3,000,000
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
Item 6. Exhibits

31.1	*	Rule 13a-14(a) certification by Stuart Miller.
31.2	*	Rule 13a-14(a) certification by Diane Bessette.
32	**	Section 1350 certifications by Stuart Miller and Diane Bessette.
101	*	The following financial statements from Lennar Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, filed on October 2, 2026, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 2, 2026	/s/ Diane Bessette
Diane Bessette
Vice President and Chief Financial Officer

Date:	October 2, 2026	/s/ David Collins
David Collins
Vice President and Controller